Form 10KSB
period 2000-12-31
BIO ONE CORP
filed 2001-03-19
CIK 1062431

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File No.: 000-31889

                               Bio-One Corporation
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Nevada                                             65-0815746
------------------------                                   -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

310 Waymont Court
Suite 100 Lake Mary, Florida                                    32746
-----------------------------------------                     ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number: (407) 328-1611

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                            Name of each exchange
          None                                  on which registered
 -----------------------------                  -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)
                               -------------------
Copies of Communications Sent to:

                                     Mintmire & Associates
                                     265 Sunrise Avenue, Suite 204
                                     Palm Beach, FL 33480
                                     Tel: (561) 832-5696
                                     Fax: (561) 659-5371

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                 No
                     -----                 -----

         Check if there is no  disclosure of  delinquent  filers  in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State registrant's revenues for its most recent fiscal year. $75,447

         Of the 9,830,999 shares of voting stock of the registrant issued and outstanding as of December 31, 2000, 2,830,999 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past sixty (60) days.

                                     PART I

Item 1. Description of Business

         (a)      Business Development

         BIO-ONE CORPORATION (the "Company" or "BIO") was incorporated on February 24, 1998 in Nevada to engage in the nutritional supplement marketing and internet consulting business. BIO and Crown Enterprises, Inc., an unaffiliated Florida corporation ("Crown"), entered into an Agreement and Plan of Share Exchange, dated May 30, 2000, (the "Share Exchange") pursuant to which the shareholders of Crown on May 30, 2000 (the "Exchange Date") were issued 10,000,000 shares of Common Stock of BIO, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of Crown. Prior to the exchange, the authorized capital stock of BIO consisted of 20,000,000 shares of Common Stock, par value $0.001, of which 1,700,000 shares were issued and outstanding and 1,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding. All outstanding shares were fully paid and non assessable, free of liens, encumbrances, options, restrictions and legal or equitable rights of others not a party to the Share Exchange. The Share Exchange called for the resignation of the original officers and directors, who no longer have any continued involvement in the Company, and the appointing of a new board and officers. The new board of directors consisted of Armand Dauplaise, President and Chairman of the Board until ratified by the election a majority of the shareholders of the Company and Kevin Lockhart, Secretary and Director until ratified by the election a majority of the shareholders of the Company. As of the Exchange Date, Crown became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was treated as a reverse acquisition, with the Company as the acquiring entity.

         The Company currently operates as Bio-One Corporation. Unless the context indicates otherwise, references hereinafter to "the Company" includes both Bio-One Corporation and its wholly owned subsidiary, Crown Enterprises, Inc. The Company's principal place of business is 310 Waymont Court, Suite 100 Lake Mary, Florida 32746, and its telephone number at that address is (407) 328-1611.

         The Company is not presently trading on an exchange, but intends to apply to have its Common Stock quoted on the Over the Counter Bulletin Board. There can be no assurance that such application will be accepted.

         The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

         The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

         The Company relied upon Section 517.061(11) for several transactions regarding the issuance of its unregistered securities in Florida. In each instance, such reliance was based upon the fact that: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Mr. Dauplaise supplied such information and was available for such questioning (the "Florida Exemption").

         In May 2000, the Company entered into the Share Exchange with Crown and its shareholders which had been formed in April 1999. The exchange was made whereby the Company issued 10,000,000 shares of its Common Stock to the shareholders of Crown for all of the issued and outstanding stock of Crown. As part of the exchange, Armand Dauplaise (the Company's current President and Chairman) ("Dauplaise") and Kevin Lockhart (the Company's current Secretary) ("Lockhart") each received 4,597,500 shares of the Company's Common Stock. This offering was conducted pursuant to the 506 Exemption and the Florida Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis - Stockholder's Deficit; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In May 2000, the Company issued 100,000 shares of its restricted Common Stock to three (3) persons for their services to the Company in connection with the Share Exchange. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

         In May 2000, the Company entered into an employment agreement with Armand Dauplaise to be the Company's Vice-Chairman and President. Mr. Dauplaise draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for a period of one
(1) year and automatically renews for successive one (1) year terms. See Part I,
Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In May 2000, the Company entered into an employment agreement with Kevin Lockhart to be the Company's Vice-Chairman and Secretary. Mr. Lockhart draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for a period of one
(1) year and automatically renews for successive one (1) year terms. See Part I,
Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In June 2000, the Company sold 40,000 shares of its restricted Common Stock to one (1) investor for $10,000. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

         In June 2000,  the Company  received a  commitment  by VFM Venture Fund
Management, LLC ("VFM") to invest $1,000,000 in the Company subject to the following contingencies: 1. The Company must become publicly traded.; 2. A minimum of one million dollars ($1,000,000) of additional capital must be raised from other sources; 3. VFM will have the option of being elected to one (1) seat on the Company's board of directors; 4. VFM shall be afforded an opportunity to verify representations made by the Company's management; 5.VFM advisors in biotechnology shall be afforded an opportunity to review and approve the investment. Upon satisfaction of the five (5) contingencies, VFM will make the investment. There can be no guarantee that the Company will be able to satisfy such contingencies.

         VFM has agreed to pay $1.00 per share or seventy percent (70%) of the daily average bid price for the first three (3) weeks after the stock begins trading publicly, whichever is lower. VFM will also be entitled to purchase an additional 1,000,000 shares for an exercise price of $1.50 per share for a period of two (2) years from the date of the commitment. The commitment expires one (1) year from its date of issuance.

         In July 2000, the Company sold 100,000 shares of its restricted Common Stock to one (1) investor. The Company also issued a warrant to purchase an additional 400,000 shares of the Company's restricted Common Stock, which warrant is exercisable at a price of $0.25 per share. The warrants expire six
(6) months from the date on which the Company's Common Stock is quoted on the Over the Counter Bulletin Board. The Company received a total of $25,000 for the investment. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

         On July 26, 2000, at a director's meeting duly convened, the Company's Certificate of Incorporation was amended by the board of directors to increase its authorized capital stock to 100,000,000 shares, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, issuable as authorized by the Board of Directors. Such an amendment to the Company's Articles was consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

         In August 2000, the Company executed a promissory note in the amount of twenty-five thousand dollars ($25,000) in favor of Kevin Thomas, which note is convertible in the sole discretion of the holder, into shares of the Company's restricted Common Stock at a conversion price of $0.25 per share. The note bears interest at a rate of twelve percent (12%) per annum. The note was due November 30, 2000, however the maker and the holder orally agreed to extend maturity for an additional ninety (90) days, based upon the terms and conditions of the original note. No additional documentation was produced in connection with such extension. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and
Part III, Item 12. "Certain Relationships and Related Transactions".

         In August 2000, Crown entered into a lease with Daniel Jack Co. for the premises located at 310 Waymont Court, Suite 100, Lake Mary, FL 32746. The property consists of approximately 1,500 square feet and serves as the Company's headquarters. The term is through December 31, 2000. The Company makes monthly payments in advance in the amount of $2,250. See Part 1, Item 2. "Description of Property" and Part III, Item 12. "Certain Relationships and Related Transactions".

         In October 2000, Armand Dauplaise, the Company's current Vice-Chairman and President and Kevin Lockhart, the Company's current Vice-Chairman and Secretary donated 1,047,500 shares each back to the Company in an effort to reduce the issued and outstanding stock of the Company. See Part I, Item 1.
"Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In October 2000, the Company issued a total of 86,000 shares of its Common Stock to three (3) persons. Bradley Kline has served as a financial consultant to Crown since October 1999. No contract between either Crown or the Company and Mr. Kline exists. Melvin Correll and Glenna Correll have also served as consultants to Crown. They introduced Crown to several doctors in the Orlando, Florida area who are interested in Crown's live blood microscopy work. No contract exists. Richard Wilson, who received 60,000 of the shares, was inadvertently left off the list of Crown shareholders when the Share Exchange took place in May 2000. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item
6. "Management's  Discussion and Analysis - Stockholder's Deficit; and Part III,
Item 12. "Certain Relationships and Related Transactions".

         In November 2000, the Company sold 140,000 shares of its Common Stock to one (1) investor for $35,000. The Company issued a warrant to purchase an additional 180,000 shares of the Company's Common Stock at an exercise price of $1.00 per share or eighty percent (80%) of the average bid price for the first three (3) weeks of public trading, whichever is lower. The warrants expire twelve (12) months from the date on which the Company's Common Stock is approved for quotation on the Over the Counter Bulletin Board. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III,
Item 12. "Certain Relationships and Related Transactions".

         In December 2000, the Company executed a convertible promissory note in favor of Margaret Schrock in the principal amount of $25,000. The note bears interest at a rate of twelve percent (12%) per annum and is due June 5, 2001. The note is convertible at the option of the holder to shares of the Company's restricted Common Stock at a price of $0.25 per share or fifty percent (50%) of the average bid price for the first three (3) weeks of public trading, whichever is lower. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and
Part III, Item 12. "Certain Relationships and Related Transactions".

         In December 2000, the Company sold a total of 139,999 shares of its Common Stock to four (4) investors for a total of $34,999.99. No memorandum was used in connection with the sale. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

         The Company has an ongoing private offering of its Common Stock at a price of $0.25 per share. Investors also receive a warrant to purchase additional shares at a price of $1.00 per share or a twenty percent (20%) discount of the average bid price for the first three (3) weeks of public trading, whichever is lower. The warrants expire twelve (12) months from the date on which the Company's Common Stock is approved for quotation on the Over the Counter Bulletin Board. Thus far the Company has relied upon Section 4(2) of the Act, Rule 506 and applicable state exemptions for such offering. The Company has not utilized a memorandum in connection with this offering.

         See (b) "Business of Registrant" immediately below for a description of the Company's business.

         (b)      Business of Registrant

         GENERAL

         Since its inception, the Company intended to market and distribute nutritional supplements, which are natural, nutritional, biologically active materials formulated to provide specific health benefits to humans and animals. The Company was incorporated in February 1998 to conduct any lawful business, but with the express intent to enter into the nutritional supplement marketing and internet consulting businesses. Its then current management, located in Florida, had little or no experience in these fields. In May 1998, the Company attempted to raise money through the use of a private placement memorandum to fund its operations. The Company was only able to raise a total of $16,000, which was not enough to launch planned operations.

         It was not until May 2000, through the acquisition of the Company's wholly owned subsidiary, Crown Enterprises, Inc., that the Company introduced a line of private label nutritional supplements and/or nutraceuticals it has trademarked as, GREEN PEARLS(TM). One of the Company's products, Blue Green Manna(TM) includes Blue Green Algae harvested from Klamath Lake, Oregon. The Klamath Lake Blue Green Algae is considered to be, in the Company's opinion, one of nature's truly miraculous nutritional and healing foods. Klamath Lake Blue Green Algae is directly assimilated by the body with its glucose cell wall unlike other forms of man-made photosynthesized algae such as chlorella which has a cellulose cell wall. A cellulose cell wall is indigestible and must be broken down through protracted artificial heat processing. Lake Klamath Blue Green Algae is considered by the Company to be a foundational superfood for humans and animals alike.

         The Company began providing its blood analysis test after May 30, 2000. However the principals of Crown have been working on the development for a number of years. The Company has designed and is providing a blood analysis test which it has branded as its "Live Blood Cell Analysis" program. This blood work-up identifies the specific blood composition of individuals and attempts to identify, in the Company's opinion, a normal range and associated nutritional value after which it is able to tailor various naturopathic and nutritional supplement products to address specific conditions which have been identified by the test. The Company is utilizing its Live Blood Cell Analysis examination as a marketing approach by which it will be able to sell its full line of nutritional products. The Company's goal is to serve people worldwide who desire to live well as they live longer. In administering the above test and tailoring specific nutritional strategies and nutraceuticals to address what the Company's blood work-up has perceived as deficiencies, the Company believes it will be able to provide preventative and alternative healthcare options, programs, systems and naturopathic products which may provide one with a better quality of life.

         Nutraceuticals are biologically active materials, derived from plant, microbial or animal sources, which are formulated to provide specific health and productivity benefits for humans and animals including, but not limited to, pharma foods, functional foods, fermented foods, phytochemicals, microbial feed additives, probiotics, herbal products, vitamins and health supplements.

           Prior to the Company's acquisition of Crown it focused solely on the building of a business model aimed at the distribution and sale of primarily nutraceutical based products. Since May 30, 2000, and the acquisition of Crown the Company added an established fifteen (15) product line of nutraceutical based health supplements for the human and animal health market.

           Although many of the ingredients in the Company's products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, one (1) of the Company's products contain within its base formulation Klamath Lake Blue Green Algae. While the Company believes all of its products to be safe when taken as directed there is little long-term experience with human consumption of Klamath Lakes' Blue Green Algae. Accordingly, no assurance can be given that the Company's product, even when used as directed, will have the effects intended. Although the Company tests the formulation and production of its product to ensure that it is safe when consumed as directed, they have not sponsored clinical studies on the long-term effect of human consumption. However, several other organizations have sponsored studies, including Cell Tech, The World Health Organization and the Food and Drug Administration.

         The Company has also not conducted its own research of its products, their effects on people as compared with the desired results, nor any possible side effects that use of the Company's products may cause. If a product of the Company were found to have adverse side effects, it could potentially impact the Company's business. The Company intends to limit the potential impact that a single product could have upon its business by diversifying its product line. See Risk Factors "Product Liability Claims."

         Cell Tech, Klamath Valley Botanicals, Drugstore.com, Vision, Inc. and Bio-One Corporation are the only distributors of products containing Klamath Lake blue green algae known to the Company.

PRINCIPAL PRODUCTS AND SERVICES

         KLAMATH LAKE BLUE GREEN ALGAE - HUMAN APPLICATIONS

         BLUE GREEN MANNA (TM)- Classified as a supernutritional designed to deliver nutrients needed for peak performance, Blue Green Manna(TM) is the only Upper Klamath Lake Blue Green Algae product that the Company has for human application.

          The Blue Green Algae from Oregon's Upper Klamath Lake is one of the richest sources of chlorophyll and all essential Amino Acids in any known food source or supplement. It has been more than twenty (20) years since humans, hoofed animals and pets have been realizing benefits from consuming Blue Green Algae from Klamath Lake. In the year 2000, human applications account for approximately sixteen percent (16%) of the Company's revenues, while animal applications account for approximately eleven percent (11%).

         Daryl and Marla Kollman began conducting extensive research in 1974. After years of experimentation growing varieties of freshwater algae, the Kollman's discovered an exclusive source for the most remarkable blue-green algae of all Aphanizomenon flos-aquae. They found it growing abundantly in a natural environment that proved to be the richest producer of biomass on the planet: Upper Klamath Lake in Klamath Falls, Oregon. The Kollmans began harvesting this extraordinary Algae, named it Super Blue Green(R) and Cell Tech was born in 1982. Their 1999 sales exceeded $500 million. The Company has no relationship nor affiliation with the Kollmans nor with Cell Tech.

         The Mayo Clinic has called Blue Green Algae the "Most nutritious food on the Planet." Research conducted by outside sources has proven blue green algae to reduce cholesterol, risk from cancer and viral diseases, while cleansing the intestines. It is said to increase energy, stimulate brain activity and strengthen the immune system. It is high on protein and naturally helps feed and heal the body. Classified as a supernutritional, this wholesome whole food supplement delivers nutrients needed for peak performance. It contains the highest level of chlorophyll and all essential Amino Acids. It provides vital nutrients, vitamins, enzymes and trace minerals to enhance health. Suggested Use is two to four (2-4) capsules early in the day, before or with a meal.

         The Company's Blue Green Manna(TM) product contains: 490 mg of Blue Green Algae plus 10 mg of Plant-Source Enzymes (i.e., Protease, Cellulase, Amylase, and Lipase), Calcium, Chromium, Iodine, Iron, Magnesium, Manganese, Potassium, Selenium, Zinc, Boron, Cobalt, Copper, Fluorine, Germanium, Molybdenum, Nickel, Phosphorus, Silicon, Sodium, Tin, Titanium and Vanadium.

         OTHER SUPPLEMENT PRODUCTS

         There are now ten (10) other natural supplement products which the Company has designed and presently markets through its wholly owned subsidiary Crown Enterprises. Each aims to achieve a specific goal:

         1 PEARLNOGENOL - This Super antioxidant is designed to boost the immune system, protect against degenerative diseases, and provide nutritional support to tissues and cell system.

         2 ACIDOPHILUS PLUS LACTOBACILLUS - This friendly blend of bacterial flora helps control harmful bacteria in the intestinal tract.

         3 DIGEST PLUS - Helps to bring the body into nutritional balance.

         4 TRACE MINERALS LIQUID - Assists the body to fight against stress, high blood pressure and chronic fatigue.

         5 INTERNAL CLEANSE - A natural herbal formula that cleans and detoxifies the colon.

         6 FIBERTOX - Needed for digestive purposes this product helps lower cholesterol, helps break up saturated fats and provides nutritional fiber.

         7 VITAMINS PLUS - provides essential daily requirements and other powerful nutrients beneficial to maintaining a healthy immune and circulatory system.

         8 PROTOSOLVE - assists in keeping blood vessels clear by dissolving and removing undigested proteins.

         9 CHROMOLIPE - Chromium Picolinate promotes permanent fat loss through re- establishing healthy metabolic and insulin levels.

         10 GARLIC/CAYENNE PLUS - Garlic has been shown to be valuable in lowering blood pressure and serum cholesterol, assists in thinning the blood and aiding one's digestion. Cayenne has been shown to also aid digestion as well as improve one's circulation.

         All of the Company's products and formulations are made specifically and solely for the Company.

LIVE BLOOD CELL ANALYSIS

         The Company has developed a Blood Work-up examination for individuals which it markets as its "Live Blood Cell Analysis" Program. This Program is designed to identify up to fifty (50) blood borne conditions. This program will be licensed on a fee basis to prospective health field related customers and include all required equipment and training. The program will be coupled with a nutritional maintenance and monitoring program which focuses on an individual and families. Once a Live Blood Cell Analysis is performed at the licensee's facility, a certified Microscopist makes tailored recommendations as to the appropriate naturopathic products and supplements to be used in addressing identified conditions. These naturopathic products and supplements are ultimately purchased through Crown Enterprises. In addition, this tailored program includes periodic testing, re-testing and monitoring of an individual's progress through skilled and advanced microscopic analysis. It is by the preceding analysis and related recommendations as to which specific naturopathic products to purchase that the Company will utilize its "sell through" concept. This concept will allow the Company to provide clients with a number of natural supplements as preventative and alternative healthcare choice.

         Live Blood Cell Analysis is an examination and study of the blood under a microscope. It began in the late 1600's with the invention of the microscope. Microscopy procedures launched many medical discoveries. William Harvey (1668) and the Father of Microscopy, Dr. Vanleeuwenhoek (1706) were Fellows of the Royal College of Science and reported to the Royal Society of London. Dr. Vanleeuwenhoek is noted for his discovery of the nucleus of life force within the blood cell structure. Live Blood Cell Analysis is a clinical laboratory examination and diagnosis of the cellular structure. This includes platelet activity, formation and activation of essential factors - for preventive evidence and disease control.

         The modern day Father of Live Blood Microscopy is Dr. Gunther Enderline, whose work is done at Enderline Institute. His work was the basis for the beginning of the microscopy program at Bio-One. A Certified Microscopist, Dale Sams, and Dr. Fred Valdes of City College of Florida were retained to develop advanced training manuals on Live Blood Cell Analysis for the purpose of launching the Bio-One program. Kevin Lockhart, Bio-One Vice-Chairman and Secretary is a Certified Microscopist.

         Bio-One Corporation will license local Nutritional Microscopy Centers that offer "Live Blood Cell Analysis" and an extensive line of high quality nutritional supplements. Targeting medical providers (i.e., physicians, dentists, physical therapists, and other healthcare specialists) and alternative healthcare professionals (i.e., chiropractors, acupuncturists, nutritionists, etc.), as well as individual operators (i.e., business persons), a nutritional Microscopy Center can be an additional profit generator for healthcare professionals. Existing medical practices can access the alternative healthcare market by adding Nutritional Microscopy services and proprietary nutritional products through the Bio-One program. This alternative medicine (holistic) component will not only achieve a higher patient care and service level, it should result in net profits and provide long-term residual income.

         Nutritional Microscopy is the science involving the microscopic identification of blood disorders and their correction through the application of specific nutritional-based therapies. Nutritional Microscopy is used to make "qualitative" analysis of a blood sample at a specific point in time (traditional blood testing takes a "quantitative" approach to blood analysis, providing specific counts of blood components and their chemical composition in numerical form to determine if any level is "abnormal"). The improvement (or deterioration) of blood conditions can be monitored through the comparison of future samples to the original or progressive samples. The specific therapies recommended for correction of conditions can then be evaluated for effectiveness. Many disorders that cannot be detected by standard blood testing can be discovered and corrected through live blood cell analysis. Nutritional Microscopy employs a testing technique called "live cell blood analysis" in which a small sample of blood (i.e., a single droplet extracted from a lancet pierced finger) is immediately examined under a special phase contrast/darkfield microscope. The phase-contrast/darkfield microscope provides a means of studying the living cell in action without the use of dyes. The phase-contrast/darkfield microscope has made nutritional microscopy possible and has revolutionized Cytology, (the branch of biology concerned with the study of the structure and function of cells as individual units). For Nutritional Micrscopy, phase-contrast/darkfield is useful in differentiating fungal and bacterial forms as well as verifying crystalline structures in which accurate identification is otherwise limited in other microscope modes. Through Nutritional Microscopy, numerous specific blood conditions can be visually identified. These conditions relate to specific disorders which can be alleviated through the use of specific nutritionally based therapies (i.e., intake of food-based supplements, minerals, vitamins, or gastro-intestinal tract agents).

          Bio-One Corporation will provide a microscopy course designed to provide sufficient knowledge to operate a Nutritional Microscopy Center. Following a one (1) week certification seminar, the microscopist will be ready to provide field analysis. The course is not intended to provide a complete nutritional education. Microscopists that are certified by the Company will have demonstrated proficiency in the accurate identification of blood disorders from visual scans on the phase-contrast/darkfield microscope, a knowledge of the Company's product line and its application in relation to the correction of specific conditions, and the ability to provide general background nutrition information to clients.

         Bio-One Corporation has developed a blood component identification system that is used in live cell blood analysis. The system provides the on-site microscopist the ability to analyze conditions following a scan of the sample. Using proper techniques to avoid damaging or contaminating the sample, the microscopist removes the sample through natural adhesion to the underside of a standard glass slide. A slide cover immediately placed over the droplet results in a sample approximately 12mm in diameter, ready for examination. Scanning the center of the sample, the microscopist identifies general conditions of the blood, and upon discover of disorders, photographically captures specific conditions for further analysis. The scan is visible to the client on a video monitor, and as the analysis progresses, the microscopist provides basic blood identification and nutritional education to the client. Following the examination and analysis, the microscopist using a consultative sales technique, makes recommendations for the use of specific nutritional products and the lifestyle changes needed to positively effect the conditions discovered.
Nutritional Microscopy Centers will sell proprietary food-based nutritional products. In addition to improving general health, the specially-formulated products were designed to correspond to the requirements for alleviating conditions identified during the live-cell blood analysis. The supplements feature Crystalloid Electrolyte Minerals, a special formulation of trace minerals developed through 30 years of research conducted by a team of naturopathic doctors. Trace Minerals, are more readily absorbed by the body in their crystalloid form. The Bio-One products are superior to the degree that results are visible when the clients are re-tested within 30 days. Specific products are promoted for use in general health well-being. Several of the products are more effective when used in a full program, which is initially recommended for all clients and repeated periodically.

         The specific disorders and conditions detectable by the Company's blood cell analysis are the same as depicted in standard blood testing. The critical difference is that the person whose blood is being tested by the Company's system, can see the conditions live on a computer monitor at the time of the test. Live Blood Cell Analysis is an examination and study of the blood under a microscope. It began in the late 1600's with the invention of the microscope. Microscopy procedures launched many medical discoveries. William Harvey (1668) and the Father of Microscopy, Dr. Vanleeuwenhoek (1706) were Fellows of the Royal College of Science and reported to the Royal Society of London. Dr. Vanleeuwenhoek is noted for his discovery of the nucleus of life force within the blood cell structure. Live Blood Cell Analysis is a clinical laboratory examination and diagnosis of the cellular structure. This includes platelet activity, formation and activation of essential factors - for preventive evidence and disease control. The modern day Father of Live Blood Microscopy is Dr. Gunther Enderline, whose work is done at Enderline Institute. His work was the basis for the beginning of the microscopy program at Bio-One. A Certified Microscopist, Dale Sams, and Dr. Fred Valdes of City College of Florida were retained to develop advanced training manuals on Live Blood Cell Analysis for the purpose of launching the Bio-One program. Kevin Lockhart, Bio-One Vice-Chairman and Secretary is a Certified Microscopist.

         Bio-One Nutritional Microscopy Centers will operate in territories defined by geographic boundaries and determined by demographic factors. With space requirements of approximately 250 square feet, microscopists can set up an office in an executive suite-type office center or a medical complex. Having a tile floor area surrounding the microscopy station and immediate access to a sink is the only special consideration when leasing. This restricted office size also makes a Center's inclusion in a traditional medical practice very practical. Executive suite services and existing medical offices can provide common access to a waiting area, telephone reception and appointment scheduling, as well as a phone system, fax machine, and copier.

         The Microscopy Center has limited equipment requirements consisting primarily of office furnishings, a computer station, and a microscopy station. The first Nutritional Microscopy Center trained by the Company and stocked with Company products is owned and operated by James J. Brown; an experienced microscopist. Mr. Brown's entity is an independent business with no contractual obligation to the Company.

         A Microscopy Center operation is also maintained at Bio-One headquarters. Nutritional Testing is offered to one hundred percent (100%) of the clients. The microscopist spends approximately one (1) hour with each client during an initial evaluation in which a history is taken, a background in live-cell blood analysis and nutrition is provided, the blood sample is analyzed, and products are presented. Clients are provided with a compact disk based record of the various conditions identified during the test. This information is re-evaluated for improvement during subsequent re-tests, which are scheduled in one-half hour appointments as needed per client. A comparative analysis is performed annually to determine client progress. Clients normally purchase tests in packages to reduce overall costs. Typically, the initial test is charged at $60.00 and subsequent re-testing fees are reduced to $40.00 Credit is applied toward product purchases over each 12-month period. In conjunction with testing, Microscopy Centers sell nutritional products at retail. Initially, a fast-start program that includes the use of multiple products is recommended together with products specific to identified conditions. Typically clients leave initial appointments with approximately $149.00 of retail product. The full line of products will always be on display at the Center and will be available for retail purchase during initial testing and re-testing appointments. Bio-One will provide the Center with the following equipment on a licensing basis. The Center will pay the Company a deposit, which will cover the cost of equipment and microscopist training.

Materials Necessary to Conduct Live Blood Cell Analysis
-------------------------------------------------------

*        Microscope
*        Computer
*        Video Camera
*        Video Monitor
*        Video Capture Card
*        CD-Writer
*        Color Printer

Foot Pedal

         Bio-One sells to both distributors and consumers. There are currently no distributor contracts in place. Therefore all distributors work on an invoice basis. The company's "sell through" rather than "sell to" marketing plan is based upon the following strategy:

         Bio-One Corporation will launch an aggressive targeted audience campaign during "Plan" year one. "Plan" year one will begin once the Company has completed its Form 10SB process with the SEC and has gained approval from NASD for quotation and trading of its Common Stock. There can be no assurance when or if these two (2) self-imposed requirements will be met. It will include awareness, point of purchase, repeat buyer incentives, an awards program, etc. Bio-One Corporation's overall advertising and promotional objectives are to:

* Coordinate sales literature, demonstration materials, telemarketing programs, and direct response promotions in order to stimulate repeat purchases.
* Generate qualified sales leads and potential new distributors for field sales organization.
* Increase company awareness and brand name recognition among business managers and retailers, buyers, customers.
* Develop, through market research, significant information to create immediate and long-term marketing plans.
* Create product advertising programs supporting the Company's products.
* Differentiate the company as a value-added provider of high quality nutritional products.

         "Sell to" marketing is based upon the premise that the goal is simply to sell a product to a distributor and they are responsible for determining how they will sell the product to the consumer. "Sell through" marketing is based upon the premise that the Company goal is to help the distributor to sell the product to the consumer.

         EQUINE SUPPLEMENTS

         In addition to the human marketing and consumption of the above listed natural supplements Crown also distributes to Equine owners the following products:

         1. SUPER BLUE GREEN ALGAE (FREEZE DRIED) - Helps heal horses who develop tender heals from white line disease.

         2. BLUE GREEN ALGAE (LIQUID)- Helps suppress and reverse the effects of debilitating laminitis in horses.

         3. DIGEST PLUS AND ACIDOPHILUS PLUS - Helps strengthen animal immune systems resulting in less sick and lethargic animals and a quicker, more effective healing process.

         The Company currently sells the above-listed equine supplements both wholesale and retail. The Company plans to expand sales of these products to additional customers as such customers are identified by the Company.

NUTRACEUTICAL BASED HEALTH SUPPLEMENTS FOR THE HUMAN HEALTH MARKET

           Specific nutraceuticals have been shown to affect bodily functions in targeted ways, such as by reducing anxiety (St. John's Wort) or by lowering cholesterol (soy extracts) and assisting in sleep (Valerian). The active ingredients in nutraceuticals may include complex mixtures of organic molecules, small molecules, oligosaccharides, lactic acid bacteria, fungi, minerals and other microbial secondary metabolites. Lactobacillus acidophilus cultures are classic nutraceuticals which have long been components of yogurt and fermented food. Published literature has shown lactic acid bacteria to exert positive gastrointestinal health benefits beyond their nutritional value.

           The Company believes that the market for nutraceuticals will continue to grow because of an ever increasing, longer-lived aging population. Medical challenges associated with aging such as chronic diseases, allergy, inflammation, cancer, and thrombotic diseases, will most likely cause an even greater emphasis on health care delivery. The development and identification of new nutraceutical products and markets may require combining interdisciplinary technologies, including plant science, microbiology, biochemistry and nutrition.

MANUFACTURING

           Animal Health Products

         The Company has its proprietary formulas manufactured by Vision Industries.

          Private Label Heath Supplement Manufacturing.

          The Company has its proprietary formulas manufactured by Ceba-Tek, Global Nutrition, Natures Path, Uckele Health & Nutrition and Vision Industries.

         The principal markets in which the Company competes are competitive and fragmented, with competitors in the private label market, the human health supplements market and the equine market. The term "private label market" describes product distributors who have outsourced the manufacturing of their product. Over ninety percent (90%) of all nutritional supplements companies have someone else manufacture their products and place their "private label" on the products.

         The Company's competitors include:   Montana Naturals, Chemins, Pacific
Nutritional, Chris Hansen, Rhone-Poulenc and Lallemand.

         Currently there are in excess of two hundred (200) primary suppliers of raw materials within the U.S. There are well over one hundred (100) manufacturers in the U.S. that could manufacture the Company's products. Bio-One utilizes six (6) manufacturers for its products. The six (6) manufacturers, the Company products manufactured by each, and the raw materials for each are as follows:

CEBA-TEK

1) Acidophilus Plus: Contains: Two billion viable units of lactobacillus acidophilus, dextrin, maltodextrin, with Crystalloid Electrolyte Trace Minerals.

2)Digest Plus: Contains: Amylase, cellulase,  protease, lipase, lactase, pepsin,
papain,  trypsin,   barley,  alfalfa,   spinach,  kelp,  parsley,  celery  seed,
watercress, dandelion, with Crystalloid Electrolyte Trace Minerals.

3) Fibertox: Contains: Apple Pectin, Citrus Pectin, Russian Black Radish, Cellulase, Pectinase, Protease, with Crystalloid Electrolyte Trace Minerals.

4) Internal Cleanse: Contains: Psyllium husk, ginger root, celery seed, aloe vera, lactobacillus, red raspberry leaf, cascara sagrada, fennel, apple pectin, barberry turkey rhubarb, papain, slippery elm, with Crystalloid Electrolyte Trace Minerals.

GLOBAL NUTRITION
--------------------------------

1) Chromolipe: Contains: Black Currant Extract, Milk Thistle Seed, Lipase, Garlic, Phosphatidyl Choline, Cellulase, Chromium GTF, Chromium Picolinate, Protease, Amylase, with Crystalloid Electrolyte Trace Minerals.

2) Garlic/Cayenne Plus: Contains: Garlic, Cayenne pepper 40,000 H.U., with Crystalloid Electrolyte Trace Minerals.

3)  Protosolve:  Contains:  Protease,  Monopotassium  Phosphate.  Valerian Root,
Lycopenes,   Vitamin  B3,  Licorice  Root,  Potassium  (Citrate),  Lipase,  with
Crystalloid Electrolyte Trace Minerals.

4) Vitamins Plus: Contains: Essential daily requirements of vitamins and minerals, along with Chromium, Potassium and Lecithin.

NATURES PATH
------------------------

1) Trace Minerals Liquid: Contains: Organic copper, Iodine, Manganese, Zinc, Potassium, Sodium Selenium, Chromium & Silica in trace amounts. A Broad-scope Electrolyte Solution.

UCKELE HEALTH & NUTRITION
----------------------------------------------

1) Pearlnogenol: Contains: Grape Seed Extract and Crystalloid Electrolyte Minerals.

VISION, INDUSTRIES
------------------------------

1) Blue Green Manna(TM)( "Superfood from upper KLAMATH LAKE"): Contains: 490 mg of Blue Green Algae plus 10 mg of Plant-Source Enzymes (i.e., Protease, Cellulase, Amylase, and Lipase), Calcium, Chromium, Iodine, Iron, Magnesium, Manganese, Potassium, Selenium, Zinc, Boron, Cobalt, Copper, Fluorine, Germanium, Molybdendum, Nickel, Phosphorus, Silicon, Sodium, Tin, Titanium and Vanadium.

MARKETING, SALES AND DISTRIBUTION

         No current marketing, sales or distribution system is currently in place. The Company's two (2) officers and directors, Armand Dauplaise and Kevin Lockhart currently sell the Company's products. Additionally, two (2) independent sales representatives sell and services customers of the Company's animal health care products. Currently, independent sales representatives account for one hundred percent (100%) of the Company's Animal Health Products sales and approximately seventy-five percent (75%) of the Company's Human Health Products sales. No contracts are in place between the Company and the independent sales representatives. They operate on an invoice basis.

         The foregoing discussion is predicated upon the Company generating revenues or raising additional capital to fund implementation of such system.

         Animal Health Products. The Company will rely upon independent sales representatives to sell and service customers of its animal health products. The Company also anticipates marketing and selling private label equine focused products directly to branded companies involved in horse breeding.

         Human Health Products. The Company anticipates developing a sales and marketing/customer service department dedicated to selling the Company's services and proprietary products and technologies to branded companies in the health supplement industry.

         The primary markets for Crown Enterprises' services and products are in the preventive and alternative healthcare fields. Preventive and alternative healthcare programs and systems establish very specific requirements in helping improve and maintain citizenry health. The Company believes that the market is global for both Microscopy and nutritional supplements. In addition to domestic sales efforts, the Company is currently pursuing strategic alliances internationally.

         The Company's primary target markets in the both the preventive and alternative healthcare industry will include:

   *Osteopaths          *Specialty Healthcare Centers    *Chiropractors
   *Nutritionists       *Physical Therapists             *Weight Loss Centers
   *Preventive & Alternative Healthcare Professionals/Naturopathic Doctors

         As nutritional supplements use combined with preventive and alternative healthcare are more readily accepted, the Company believes Physicians and other healthcare providers will be targeted for marketing purposes. Crown Enterprises has developed a Microscopy "Live Blood Cell Analysis" program designed to identify up to fifty (50) blood borne conditions. This program will be licensed on a fee basis to prospective health field related customers and includes all required equipment and training. However, analysis must be coupled with a nutritional maintenance and monitoring program tailored for the individuals and families. Once a "Live Blood Cell Analysis" is performed at the licensee's facility, a certified Microscopist makes recommendations as to the appropriate naturopathic products and supplements to be used in the addressing of the identified conditions. Subsequently, those naturopathic products and supplements will be purchased through Crown Enterprises.

         The Microscopy "Live Blood Cell Analysis" concept of identifying health deficiencies is growing at an accelerating rate, and the Company believes it will become the quickest window into one's health condition around the world.

         The Company believes it will succeed in its role in the preventive and alternative healthcare market place because of the "sell through" approach of the Microscopy program training and education first, and naturopathic products and supplements sales second. Once the "Live Blood Cell Analysis" is performed, a tailored maintenance program is then implemented for individuals and families. This tailored program includes periodic testing, re-testing, and monitoring of their progress through skilled and advancing technologies. The Company anticipates that meaningful Microscopy revenues may be generated through the establishing of Microscopy Centers, sales of equipment, training, continuing education, and licensing fees. In addition, the Company believes that
Naturopathic products and supplements revenues will be generated through wholesale distribution and retail sales in both the domestic and international markets. The Company's wholly owned subsidiary, Crown Enterprises, anticipates serving as an ambassador to business, industry and governmental agencies to effectively contribute to the healthcare needs of a global humanity.

EFFECT OF UNFAVORABLE PUBLICITY

           The Company believes the nutritional supplement market is affected by national media attention regarding the consumption of nutritional supplements. There can be no assurance that future scientific research or publicity will be favorable to the nutritional supplement market of any particular product, or consistent with earlier research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could have a material adverse effect on the Company. Because of the Company's dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of the Company's products or any similar products distributed by other companies could have a material adverse impact on the Company. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume such products as directed. In addition, the Company may not be able to counter the effects of negative publicity concerning the efficacy of its products.

DEPENDENCE ON NEW PRODUCTS

           The Company believes its ability to grow in its existing markets is partially dependent upon its ability to introduce new and innovative products into such markets. Although the Company seeks to introduce additional products each year in its existing markets, the success of new products is subject to a number of conditions, including developing products that will appeal to customers and comply with existing regulations at the time of introduction. There can be no assurance that the Company's efforts to develop innovative new products will be successful, that customers will accept new products, or that the Company will obtain regulatory approvals of such new products, if required. In addition, no assurance can be given that new products currently experiencing strong popularity and rapid growth will maintain their sales over time.

COMPETITION

         The principal markets in which the Company competes are competitive and fragmented, with competitors in the private label market, the human and animal health supplements market. Increased competition could have a material adverse effect on the Company, as competition may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of the Company.

         Although all future employees are expected to be required to sign confidentiality agreements, there is no guarantee either that trade secrets won't be shared with competitors or that the Company could enforce these agreements. Such disclosures, if made, could negatively affect the Company's competitiveness.

         GNC is the industry leader with $1.6 billion in annual sales. Less than twenty (20) companies are realizing annual revenues in excess of 100 million. The Nutrition Business Journal reported in July 1997 that there are nearly 5,000 privately held companies with under $25 million in annual sales in the retail and manufacturing segments. Well over 2,000 companies are considered in the "mom & pop" category, with most being "first generation." Amway's Nutrilite division is the world's largest manufacturer of branded vitamins and minerals in tablet or capsule form, according to the company. Over 90% of all supplement-marketing companies outsource their manufacturing. See the following list:

Top U.S. Supplement Manufacturing / Marketing Companies

     Manufacturer / Marketer                              Revenues ($Million)
     Leiner Health Products                               580
     American Home Products                               540
     Rexall Sundown                                       531
     Pharmavite                                           410
     NBTY                                                 350
     TwinLab Corporation                                  321
     General Nutrition Products, Inc.                     320
     Weider Nutrition Group                               290
     Perrigo                                              178
     Bristol-Myers Squibb (Mead Johnson)                  160
     Bayer Corporation                                    150
     Experimental & Applied Sciences (EAS)                135
     Murdock Madaus Schwabe                               130
     Powerfoods Inc.                                      115
     IVC Industries Inc.                                  113
     Country Life                                         110
     MET-Rx USA                                           108
     Nutraceutical International                          105

     Supplement Manufacturing / Marketing Companies       Total # of Companies
     Greater than $100 Million                             18
     20-100 Million                                        48
     Less than $20 Million                                994

Competition - Microscopy Operations

         There are less than five (5) competitors known to management that perform "live blood cell" testing and who also recommend specifically formulated nutritional supplements to address the conditions identified. None of these competitors compete in the Company's Florida market.

         Additionally, the Company plans to work with City College to train medical professionals and plans to utilize licensing agreements to support those trained in the Company's microscopy program, this too differentiates the Company from its competitors. The Company will license local Nutritional Microscopy Centers which offer "Live Blood Cell Analysis" and an extensive line of nutritional supplements. Targeting medical providers (i.e., physicians, dentists, physical therapists and other healthcare specialists) and alternative healthcare professionals (i.e., chiropractors, acupuncturists, nutritionists, etc.), a nutritional Microscopy Center can be an additional profit generator for healthcare professionals. Existing medical practices can access the alternative healthcare market by adding Nutritional Microscopy services and proprietary nutritional products through the Company program.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

           The Company obtains all its raw materials for the manufacture of its products from other sources. The Company generally does not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products. There can be no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not wholly within its control. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could have a material adverse effect on the Company. However, raw materials include all natural herbs and minerals and are plentiful worldwide.

INTELLECTUAL PROPERTY

         As of August 31, 2000, the Company had two (2) trademark applications pending with the State of Florida Patent and Trademark Office. The Company's policy is to pursue registrations for all of the trademarks associated with its key products.

Following is a list of the Company's registered and pending trademarks.

Trademark Name                           State
----------------------                  -------
GREEN PEARLS(TM)                        Florida

BLUE GREEN MANNA(TM)                    Florida


GOVERNMENTAL REGULATION

         Many of the Company's products are either G.R.A.S. (Generally Regarded As Safe) listed by the Food and Drug Administration ("FDA") or do not currently require extended regulatory approval. Recent legislation has resulted in a regulatory environment which sets what the Company considers to be reasonable limitations and guidelines on health claims and labeling for natural products. Thus, the Company believes that current and reasonably foreseeable governmental regulation will have minimal impact on its business.

         Statements of the Company and its customers regarding nutritional supplement products are subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims by companies. These actions stem from the Retail Truth In Labeling laws, which are the only laws which currently regulate the nutritional supplement industry.

         In the future, the Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, or more stringent interpretations of current laws or regulations. In fact, the FDA strictly regulates dietary supplements, as opposed to nutritional supplements which are subject only to Truth In Labeling laws. Should the Company begin producing dietary supplements, which it currently has no plans to do, or should one of the Company's products be determined by the FDA to be a dietary supplement, more stringent regulation of the Company's products may take place. Compliance may, at that time, cost the Company considerable expense or may cause the Company to have to discontinue production of some or all of its then current products. The Company is unable to predict the nature of such future laws, regulations, interpretations or application, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, or expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse effect on the company's results of operations and financial condition.

RESEARCH & DEVELOPMENT

         Health Supplement Development: The Company develops products requested by customers, and/or develops new product concepts which it licenses to customers. The Company also actively seeks and reviews new nutraceutical materials and delivery technologies developed by independent researchers. There is no assurance that this research and development effort will result in marketable products or services.

COMPLIANCE WITH ENVIRONMENTAL LAWS

         The Company believes that it is in full compliance with all relevant environmental laws. In fact, there are no (0) environmental laws which directly impact the Company's business. Due to the nature of the Company's operations, to date, the cost of complying with environmental laws does not have a significant effect on the Company's operations.

Employees and Consultants

         At December 31, 2000, the Company employed two (2) persons. Neither of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

         In May 2000, the Company entered into the Share Exchange with Crown and its shareholders which had been formed in April 1999. The exchange was made whereby the Company issued 10,000,000 shares of its Common Stock to the shareholders of Crown for all of the issued and outstanding stock of Crown. As part of the exchange, Dauplaise and Lockhart each received 4,597,500 shares of the Company's Common Stock. This offering was conducted pursuant to the 506 Exemption and the Florida Exemption. See Part I, Item 6. "Management's Discussion and Analysis - Stockholder's Deficit; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In May 2000, the Company entered into an employment agreement with Armand Dauplaise to be the Company's Vice-Chairman and President. Mr. Dauplaise draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for a period of one
(1) year and automatically renews for successive one (1) year terms. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In May 2000, the Company entered into an employment agreement with Kevin Lockhart to be the Company's Vice-Chairman and Secretary. Mr. Lockhart draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for a period of one
(1) year and automatically renews for successive one (1) year terms. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In October 2000, Armand Dauplaise, the Company's current Vice-Chairman and President and Kevin Lockhart, the Company's current Vice-Chairman and Secretary donated 1,047,500 shares each back to the Company in an effort to reduce the issued and outstanding stock of the Company. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

         In October 2000, the Company issued a total of 86,000 shares of its Common Stock to three (3) persons. Bradley Kline has served as a financial consultant to Crown since October 1999. No contract between either Crown or the Company and Mr. Kline exists. Melvin Correll and Glenna Correll have also served as consultants to Crown. They introduced Crown to several doctors in the Orlando, Florida area who are interested in Crown's live blood microscopy work.

No contract exists. Richard Wilson, who received 60,000 of the shares, was inadvertently left off the list of Crown shareholders when the Share Exchange took place in May 2000. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part I, Item 6. "Management's Discussion and Analysis - Stockholder's Deficit; and Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

         The Company maintains its executive offices at 310 Waymont Court, Suite 100 Lake Mary, Florida 32746. Its telephone number is (407) 328-1611 and its facsimile number is (407) 328-1612.

         In August 2000, Crown entered into a lease with Daniel Jack Co. for the premises located at 310 Waymont Court, Suite 100, Lake Mary, FL 32746. The property consists of approximately 1,500 square feet and serves as the Company's headquarters. The term was through December 31, 2000. The Company made monthly payments in advance in the amount of $2,250. See Part III, Item 12. "Certain Relationships and Related Transactions".

         Currently, the Company has a month to month lease at the same location. No contract exists.

         The Company owns no real property and its personal property consists of office furnishings and computers, as well as microscopy equipment.

Item 3. Legal Proceedings

         No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2000 fiscal year ended December 31, 2000, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company intends to make application to NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board, when approved, permits price quotation for the Company's shares to be published by such service.

         The Company is not aware of any existing trading market for its Common Stock. The Company's Common Stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

         If  and  when  the   Company's   Common   Stock   is   traded   in  the
over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

         As of December 31, 2000, there were ninety (90) holders of record of the Company's Common Stock.

         As of December 31, 2000, the Company had 9,830,999 shares of its Common Stock issued and outstanding, 8,230,999 of which were restricted Rule 144 shares and 1,600,000 of which were free-trading. Of the Rule 144 shares, none have been held by affiliates of the Company for more than one (1) year.

Dividend Policy

         The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward- looking statements.

         The Company's growth is expected to come primarily from the private label manufacture and wholesale distribution of human and animal health supplements and supply of ingredients (nutraceutical based health supplements) for inclusion in health supplements and foods. This pattern of growth will closely correlate to increases in the Company's health supplement manufacturing and distribution capacity and its development of proprietary health supplement technologies.

         On May 30, 2000, the Company acquired the assets of Crown Enterprises, Inc. By purchasing the assets of Crown, a "cottage" private label distributor of health supplements, the Company acquired technology and a proprietary nutritional supplements product line. The operation produced only nominal revenues in 2000. Operations for private label manufacturing and distribution are expected to begin after assembling a staff experienced in the health supplement industry and after raising the funds necessary to purchase an existing manufacturing facility. Company management estimates that $2 million will be needed to purchase such facility. The monies needed are expected to be raised by the Company through private placement efforts to the investment community. No funding source has yet been identified and the potential funds to be received from VFM have not been yet earmarked for any specific use other than working capital. Additionally, no specific facility has been selected by the Company for purchase.

         In addition to private label distribution, the Company also benefitted from its development of its Live Blood Cell Analysis program the second half of 1999 and first half of 2000. The Company conducted extensive experimentation to develop the trademarked GREEN PEARLS(TM) product line and the process for the capsuling of BLUE GREEN ALGAE FROM UPPER LAKE KLAMATH with extended shelf-life. GREEN PEARLS(TM) is a unique natural food source, which is a standard health food supplement for maintaining individual health. By mid-1999, the Company had perfected a process for producing GREEN PEARLS(TM) with a two (2) year shelf-life. The Company began distribution of GREEN PEARLS(TM) to several customers in the second quarter of 1999.

         Since acquiring Crown, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations - For the Year Ended December 31, 2000 and the period from inception of the Company's subsidiary (April 9, 1999) through December 31, 1999

         Results of  Operations  have been  prepared by the Company for the nine
(9) months ended September 30, 2000 and the period from inception of the Company's subsidiary (April 9, 1999) through December 31, 1999 because a comparison of full fiscal years would not be meaningful in light of the May 2000 share exchange and may have been misleading.

Revenues

         Revenues for the year ended December 31, 2000 were $75,447 and for the period from inception of the Company's subsidiary (April 9, 1999) to December 31, 1999 were $87,425.

         The main reason for the decline in revenues was that no consulting revenues were generated by Armand Dauplaise in year 2000. This is because he spent one hundred percent (100%) of his time working for the Company, rather than consulting for outside companies.

Operating Expenses

         Selling, general and administrative expenses for the year ended December 31, 2000 were $401,757 versus $284,124 for the period from inception of the Company's subsidiary (April 9, 1999) to December 31, 1999. Net loss was $358,547 and $223,748 respectively.

Assets and Liabilities

         Assets were $41,663 as of December 31, 2000, and $28,195 for the period from inception of the Company's subsidiary (April 9, 1999) to December 31, 1999. As of December 31, 2000, assets consisted primarily of cash and inventory with a combined net book value of $39,733. Liabilities were $358,130 and $141,100 as of December 31, 2000 and for the period from inception of the Company's subsidiary (April 9, 1999) to December 31, 1999 respectively. As of December 31, 2000 liabilities consisted primarily of notes payable and accrued expenses.

Stockholders' Deficit

         Stockholders' deficit was ($299,861) as of December 31, 2000 and ($106,748) for the period from inception of the Company's subsidiary (April 9, 1999) to December 31, 1999.

         In May 2000, the Company entered into the Share Exchange with Crown and its shareholders which had been formed in April 1999. The exchange was made whereby the Company issued 10,000,000 shares of its Common Stock to the shareholders of Crown for all of the issued and outstanding stock of Crown. As part of the exchange, Dauplaise and Lockhart each received 4,597,500 shares of the Company's Common Stock. This offering was conducted pursuant to the 506 Exemption and the Florida Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In October 2000, the Company issued a total of 86,000 shares of its Common Stock to three (3) persons. Bradley Kline has served as a financial consultant to Crown since October 1999. No contract between either Crown or the Company and Mr. Kline exists. Melvin Correll and Glenna Correll have also served as consultants to Crown. They introduced Crown to several doctors in the Orlando, Florida area who are interested in Crown's live blood microscopy work. No contract exists. Richard Wilson, who received 60,000 of the shares, was inadvertently left off the list of Crown shareholders when the Share Exchange took place in May 2000. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

Financial Condition, Liquidity and Capital Resources

         At December 31, 2000 the Company had cash and cash equivalents of $19,832 as compared to $20 as of December 31, 1999.

         In August 2000, the Company executed a promissory note in the amount of twenty-five thousand dollars ($25,000) in favor of Kevin Thomas, which note is convertible in the sole discretion of the holder, into shares of the Company's restricted Common Stock at a conversion price of $0.25 per share. The note bears interest at a rate of twelve percent (12%) per annum. The note was due

November 30, 2000, however the maker and the holder orally agreed to extend maturity for an additional ninety (90) days, based upon the terms and conditions of the original note. No additional documentation was produced in connection with such extension. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

         In December 2000, the Company executed a convertible promissory note in favor of Margaret Schrock in the principal amount of $25,000. The note bears interest at a rate of twelve percent (12%) per annum and is due June 5, 2001. The note is convertible at the option of the holder to shares of the Company's restricted Common Stock at a price of $0.25 per share or fifty percent (50%) of the average bid price for the first three (3) weeks of public trading, whichever is lower. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

         The Company may raise additional capital through private and/or public sales of securities in the future but has no definite commitments at this time.

Forward-Looking Statements

         This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7. Financial Statements

         The Company's financial statements have been examined to the extent indicated in their reports by Parks, Tschopp, Whitcomb & Orr, P.A. and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

                               BIO-ONE CORPORATION

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                               BIO-ONE CORPORATION


                                Table of Contents



Independent Auditor's Report................................................F-1

Financial Statements:

         Consolidated Balance Sheets........................................F-2

         Consolidated Statements of Operations..............................F-4

         Consolidated Statements of Changes in Stockholders' Equity.........F-5

         Consolidated Statements of Cash Flows..............................F-6

Notes to Consolidated Financial Statements..................................F-7

                          Independent Auditors' Report


The Board of Directors and Stockholders
Bio-One Corporation


We have audited the accompanying consolidated balance sheets of Bio-One Corporation, as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000 and the period from inception (April 9, 1999) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-One Corporation as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and the period from inception (April 9, 1999) through December 31, 1999, in conformity with generally accepted accounting principles.






January 17, 2001
Maitland, Florida

                               BIO-ONE CORPORATION

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                              Assets
                                                                                     2000                  1999
                                                                                ----------------      ----------------
Current assets:
          Cash                                                                  $         19,832                    20
          Accounts receivable                                                              1,930                    34
          Inventory                                                                       19,901                28,141
                                                                                ----------------      ----------------

             Total current assets                                                         41,663                28,195

Furniture and Equipment                                                                   18,035                 6,619

          Less accumulated depreciation                                                    3,129                   662
                                                                                ----------------      ----------------

          Net equipment                                                                   14,906                 5,957

Other assets:

                   Deposits                                                                1,700                   200
                                                                                ----------------      ----------------

                                                                                $         58,269                34,352
                                                                                ================      ================







                                                                     (Continued)


                       See accompanying notes to financial
                                  statements.

                               BIO-ONE CORPORATION

                     Consolidated Balance Sheets - Continued


                              Liabilities and Stockholders' Equity

                                                                                             2000        1999
                                                                                ----------------- ------------------
Current liabilities:
      Accounts payable                                                           $         30,160             46,350
      Notes payable (note 5)                                                              124,502                  -
      Accrued expenses (note 4)                                                           203,468             94,750
                                                                                ----------------- ------------------

                    Total current liabilities                                             358,130            141,100
                                                                                ----------------- ------------------


Stockholder's equity:

Common stock ($.001 par value; 100 million shares  authorized;  9,844,999 shares at December 31, 2000 and 4,994,500 shares at
     December 31, 1999 issued and outstanding)                                              9,845             49,945
Preferred stock ($.001 par value; 10,000,000 shares authorized;
     none issued)                                                                               -                  -
      Additional paid-in capital                                                          279,255             70,555
      Stock subscriptions receivable                                                            -             (3,500)
      Accumulated deficit                                                                (588,961)          (223,748)
                                                                                ----------------- ------------------

                   Total stockholders' equity                                            (299,861)          (106,748)
                                                                                ----------------- ------------------

                                                                                 $         58,269             34,352
                                                                                ================= ==================





                       See accompanying notes to financial
                                  statements.

                               BIO-ONE CORPORATION

                      Consolidated Statements of Operations

                        Year ended December 31, 2000 and
                    the period from inception (April 9, 1999)
                            through December 31, 1999

                                                                                             2000        1999
                                                                                -----------------   --------------
Revenue:
      Product sales                                                              $         75,447           47,425
      Consulting fees                                                                           -           40,000
                                                                                -----------------   --------------

                 Total sales                                                               75,447           87,425

Cost of goods sold                                                                         35,570           27,049
                                                                                -----------------   --------------

                 Gross profit                                                              39,877           60,376

Selling, general and administrative:
      Professional fees                                                                   231,898          156,651
      Salaries                                                                            115,718           94,750
      Rent                                                                                 16,700                -
      Other administrative                                                                 37,441           32,723
                                                                                -----------------   --------------
                 Total selling, general and administrative                                401,757          284,124
                                                                                -----------------   --------------

Other income (expense):
      Interest expense                                                                     (3,333)               -
                                                                                -----------------   --------------

                               Net loss                                         $        (358,547)  $     (223,748)
                                                                                =================   ==============

Loss per common share:
      Basic                                                                     $            (.06)           (0.05)
                                                                                =================   ==============
      Diluted                                                                   $            (.06)           (0.05)
                                                                                =================   ==============

Weighted average number of common shares outstanding:
      Basic                                                                             6,232,900        4,924,900
                                                                                =================   ==============
      Diluted                                                                           6,432,900        4,924,900
                                                                                =================   ==============


                       See accompanying notes to financial
                                  statements.

                               BIO-ONE CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity

                Year ended December 31, 2000 and the period from
              inception (April 9, 1999) through December 31, 1999



                                                               Additional                   Stock
                                           Common Stock         Paid-in      Treasury    Subscription   Accumulated
                                      Shares         Amount     Capital        Stock      Receivable      Deficit          Total
                                    -----------  ------------ ------------  -----------  -------------  -------------  ------------
Balances, April 9, 1999                       -   $         -            -            -              -              -             -

Common stock subscribed               4,564,500        45,645      (42,145)           -         (3,500)             -             -

Common stock issued for cash            430,000         4,300      112,700            -              -              -       117,000

Net loss                                      -             -            -            -              -       (223,748)     (223,748)
                                    -----------  ------------ ------------  -----------  -------------  -------------  ------------

Balances, December 31, 1999           4,994,500        49,945       70,555            -         (3,500)      (223,748)     (106,748)

Common stock issued for cash            390,000         3,900       35,100            -              -              -        39,000

Common stock issued for services         51,000           510        4,590            -              -              -         5,100

Common stock subscribed               4,424,500        44,245      (40,745)           -         (3,500)             -             -

Reverse acquisition                   1,700,000       (87,040)     103,040            -              -              -        16,000

Common stock issued for cash            140,000           140       34,860            -              -              -        35,000

Stock subscription                            -             -            -            -          7,000              -         7,000

Common stock issued for cash            239,999           240       69,760            -              -              -        70,000

Shares returned to treasury
 from founders                       (2,095,000)       (2,095)       2,095        2,095              -              -         2,095

Cancellation of treasury shares               -             -            -       (2,095)             -              -        (2,095)

Net loss                                      -             -            -            -              -       (365,213)     (365,213)
                                    -----------  ------------ ------------  -----------  -------------  -------------  ------------

Balances, December 31, 2000           9,844,999  $      9,845      279,255            -              -       (588,961)     (299,861)
                                    ===========  ============ ============  ===========  =============  =============  ============


                            See accompanying notes to
                             financial statements.

                               BIO-ONE CORPORATION

                      Consolidated Statements of Cash Flows

                      Year ended December 31, 2000 and the
                      period from inception (April 9, 1999)
                            through December 31, 1999

                                                                                     2000                  1999
                                                                                ---------------      --------------
Cash flows used in operating activities:
    Net loss                                                                    $      (365,213)           (223,748)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
         Depreciation and amortization                                                    2,467                 662
         Common stock issued for services                                                 5,100                   -
         Changes in:
              Accounts receivable                                                        (1,896)                (34)
              Inventory                                                                   8,240             (28,141)
              Other assets                                                               (1,500)               (200)
              Accounts payable                                                          (16,190)             46,350
              Accrued expenses                                                          124,718              94,750
                                                                                ---------------      --------------

                 Net cash used in operating activities                                 (244,274)           (110,361)
                                                                                ---------------      --------------

Cash flows from investing activities:
    Purchase of equipment                                                               (11,416)             (6,619)
                                                                                ---------------      --------------

                 Net cash used in investing activities                                  (11,416)             (6,619)
                                                                                ---------------      --------------

Cash flows from financing activities:
    Issuance of common stock                                                            151,000             117,000
    Proceeds from notes payable                                                         124,502                   -
                                                                                ---------------      --------------

                 Net cash provided by financing activities                              275,502             117,000
                                                                                ---------------      --------------

Net increase in cash                                                                     19,812                  20

Cash, beginning of period                                                                    20                   -
                                                                                ---------------      --------------

Cash, end of period                                                             $        19,832      $           20
                                                                                ===============      ==============

Supplemental disclosure of cash flows information:
    Cash paid during the year for interest                                      $         3,333                   -
                                                                                ===============      ==============


                       See accompanying notes to financial
                                  statements.

                               BIO-ONE CORPORATION

                   Notes to Consolidated Financial Statements
                                December 31, 2000

(1)  Organization and Significant Accounting Policies

     (a)  Organization

          The accompanying consolidated financial statements include the accounts of Bio-One Corporation (Bio-One) and its wholly owned subsidiary, Crown Enterprises, Inc. (Crown or the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Bio-One and subsidiaries have a December 31 fiscal year end.

          Bio-One Corporation was incorporated in the State of Nevada, with capital stock of 20,000,000 shares at $ 0.001 par value, and 1,000,000 shares of preferred stock at $0.001 per value. On July 26, 2000, Bio-One Corporation approved and ratified an increase in the number of authorized shares of the Company's common stock from 20,000,000 to 100,000,000. On the same date, the Company approved and ratified an increase in the number of authorized shares of the Company's preferred stock from 1,000,000 to 10,000,000.

          Crown Enterprises, Inc. was incorporated under the laws of the State of Florida on April 9, 1999. Crown has developed a complete line of naturopathic and nutritional supplement products that can be recommended to address the specific conditions identified by the Company's Microscopy "Live Blood Cell Analysis" Program. The Company's "sell through" concept coupled with its Microscopy Program and full line of naturopathic products places the Company in the forefront of the preventative and alternative healthcare industry.

          The Company's revenues will be generated with strategic acquisitions within an industry poised for consolidation and also through the manufacturing and distribution of nutritional supplement products. The Company is prepared to launch distribution pipelines through E-Commerce, retail stores, infomercials, microscopy centers, and the Equine industry.

          On May 30, 2000, Crown agreed to exchange shares with Bio-One Corporation, a Nevada company. Accordingly, Crown exchanged 10,000,000 shares of the company stock for 10,000,000 shares of Bio-One stock in a business combination accounted for as a reverse acquisition. During the period Bio-One was in existence, prior to the reverse acquisition, its only activity was to raise equity capital. For accounting purposes, the reverse acquisition is reflected as if Crown issued its stock (10,000,000 shares) for the net assets of Bio-One. The net assets of Bio-One were not adjusted in connection with the reverse acquisition since they were monetary in nature.

     (b)  Revenue Recognition

          The principal sources of revenues are derived from product sales. Revenue from product sales is recognized when the product is shipped

                               BIO-ONE CORPORATION
                   Notes to Consolidated Financial Statements


(1)  Organization and Significant Accounting Policies - (Continued)

     (c)  Inventory

          Inventory consists of nutritional supplement products, which are valued at the lower of cost or market on first-in, first-out basis.

     (d)  Property and Equipment

          Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line methods.

          The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

     (e)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (f)  Fair Value of Financial Instruments

          The carrying value of the Company's financial instruments approximates fair value due to the short-term nature of such assets. Deposits payable are not current; however, in the case of deposits, no defined maturity exists. As such, the carrying value and the fair value are assumed to be equal.

     (g)  Credit Risks

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The Company sells its products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

                               BIO-ONE CORPORATION

                   Notes to Consolidated Financial Statements

(2)  Income Taxes

     At December 31, 2000, the Company had a net operating loss carryforward for income tax purposes of approximately $500,000, which is available to offset future taxable income. The loss carryforward expires in the years beginning in 2019, unless it is utilized sooner. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(3)  Earnings (loss) per Share

     Effective December 31, 1997, FAS 128 "Earnings per Share" requires a dual presentation of earnings per share-basic and diluted. Basic loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding of 6,237,700 in 2000 and 4,924,900 in 1999. Diluted earnings per share has been computed by dividing net loss, reduced by the amount of interest expense on convertible debt, by the weighted average number of common shares outstanding, including the dilutive effects of the convertible debt of 6,237,900 and 4,924,500 in 2000 and 1999, respectively.

(4)  Commitments

     The Company has entered into employment agreements with two of its founding directors requiring aggregate annual salaries of $240,000 beginning in April 1999. At December 31, 2000 and 1999, $203,468 and $94,750,
     respectively, remained to be paid.

(5)  Notes Payable

Note payable to bank,  bearing  interest at the bank's prime rate  (9.5% at  September  30,  2000),  due  March 1,  2001,
collateralized by accounts receivable and inventory.                  $   74,502

Notes payable to individuals,  bearing  interest at 12%, due at various dates in 2001.  Convertible into common shares of
the Company at a conversion price of $0.25 per share.                     50,000

                                                                      $  124,502
                                                                      ==========

                               BIO-ONE CORPORATION

                   Notes to Consolidated Financial Statements


(6)  Stock Purchase Warrants

     The Company has issued to existing shareholders 400,000 stock purchase warrants. The warrants are exercisable at $0.25 per share and expire six months from the date on which the Company's common stock is quoted on the Over the Counter Bulletin Board.

     The Company has also issued an additional 180,000 stock purchase warrants to other existing shareholders. These warrants are exercisable at $1.00 per share or 80% of the average bid price for the first three weeks of public trading, whichever is lower. These warrants expire twelve months from the date on which the Company's common stock is quoted on the Over the Counter Bulletin Board.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Company has used the accounting firm of Parks, Tschopp, Whitcomb & Orr, P.A. since May 2000, following the Share Exchange. Their address is 2600 Maitland Center Parkway, Suite 330, Maitland, FL 32751. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Parks, Tschopp, Whitcomb & Orr, P.A. through the date hereof.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                    Age               Position(s) with Company
---------------         -----             ------------------------
Armand Dauplaise        61                Chairman and President

Kevin Lockhart          48                Secretary

         All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

         There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

ARMAND DAUPLAISE

         Mr. Dauplaise's career of thirty (30) years as a professional manager spans four (4) different industries in food products and services, with senior management responsibilities at the CEO and COO level. He has extensive experience in management, operations, marketing, mergers and acquisitions. Mr. Dauplaise has received numerous industry awards for service, performance and leadership. He has served in leadership positions with the Burger King Corporation, Hardees, Hallmark Cards, National Coffee, Coffee Butler, and Premier Services. Prior to his current position as President of Bio-One, he served as the Chief Operating Officer at Leffler Enterprises where he developed and updated policies, procedures, systems, and the business plan to facilitate growth from $11 million to $20 million annually while also identifying $60,000 in annual savings. He also designed the Client Service Program, Preferred Client Rebate Program and the Property Enhancement Program, which differentiated the company from its competition.

         As President of Restoring Services, Mr. Dauplaise led a floundering franchise through an industry crisis, assuming complete responsibility for management, administration, marketing, and employee supervision. He also guided the franchise to a top-five ranking out of two hundred fifty (250) nationwide locations. While President of Premier Services Mr. Dauplaise built and managed a snack and beverage vending leader encompassing five divisions, 100+ employees, and branch operations in four states by utilizing an industry consolidation concept. He created a "total refreshment service" concept, which represented thirty five percent (35%) of company sales. He devised a strategy that added four new markets and augmented sales by three million dollars ($3,000,000). He also constructed a marketing plan for an institutional food division that bolstered sales by five hundred percent (500%) and profits by seven hundred percent (700%).

KEVIN LOCKHART

         As President of Green Pearls International, Kevin Lockhart launched a marketing and promotional program to sell and distribute natural health products direct to retail consumers through approximately fifty to seventy five (50-75) authorized distributors, including the formulation of new products and designs to address basic nutritional needs. In addition, he provided seminars to advance and educate consumers on supplements and natural alternatives, such as Live Blood Cell Microscopy. He also founded Green Supreme Labs which developed the proprietary formulas for the nutritional supplements product line. As the founder of Crown Institute, he developed the microscopy testing program and its training procedures. At Crown Institute, he also developed and improved the procedures for training and the equipment utilized for the microscopy testing. Additionally, he formed an alliance with City College of Florida located in Ft. Lauderdale to train and provide competency certification for ten (10) professionals in Live Blood Analysis Microscopy. This was Mr. Lockhart's contribution to the formation of Bio-One Corporation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

Name            Year   Annual      Annual            LT
and Post               Comp        Comp      Annual  Comp     LT               All
                        Salary     Bonus     Comp    Rest     Comp     LTIP    Other
                       (2)(3)(4)   ($)       Other   Stock    Options  Payouts (1)
                       (5)
Armand          1999   $120,000
Dauplaise,
President       2000   $120,000
and Vice-
Chairman
Kevin           1999   $120,000
Lockhart,
Secretary       2000   $120,000
and Vice-
Chairman
----------------------------

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

(2) In May 2000, the Company entered into the Share Exchange with Crown and its shareholders which had been formed in April 1999. The exchange was made whereby the Company issued 10,000,000 shares of its Common Stock to the shareholders of Crown for all of the issued and outstanding stock of Crown. As part of the exchange, Dauplaise and Lockhart each received 4,597,500 shares of the Company's Common Stock. This offering was conducted pursuant to the 506 Exemption and the Florida Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In May 2000, the Company entered into an employment agreement with Armand Dauplaise to be the Company's Vice-Chairman and President. Mr. Dauplaise draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for a period of one (1) year and automatically renews for successive one (1) year terms. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In May 2000, the Company entered into an employment agreement with Kevin Lockhart to be the Company's Vice-Chairman and Secretary. Mr. Lockhart draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for a period of one (1) year and automatically renews for successive one (1) year terms. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In October 2000, Armand Dauplaise, the Company's current Vice-Chairman and President and Kevin Lockhart, the Company's current Vice-Chairman and Secretary donated 1,047,500 shares each back to the Company in an effort to reduce the issued and outstanding stock of the Company. See Part III, Item
     11. "Security  Ownership of Certain Beneficial Owners and Management";  and
     Part III, Item 12. "Certain Relationships and Related Transactions".

Compensation of Directors

         The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of           Title of     Amount and Nature of       Percent of
Beneficial Owner               Class        Beneficial Owner             Class
--------------------------- -----------   -----------------------   ------------
Armand Dauplaise(1)(2)(4)     Common        3,500,000                   35.6%
760 Sybilwood Circle
Winter Springs, FL 32708

Kevin Lockhart(1)(3)(4)       Common        3,500,000                   35.6%
1845 Alaqua Drive
Longwood, FL 32776

All Executive Officers and
Directors as a Group          Common        7,000,000                   71.2%
(Two (2) persons)
-------------------

(1) In May 2000, the Company entered into the Share Exchange with Crown and its shareholders which had been formed in April 1999. The exchange was made whereby the Company issued 10,000,000 shares of its Common Stock to the shareholders of Crown for all of the issued and outstanding stock of Crown. As part of the exchange, Dauplaise and Lockhart each received 4,597,500 shares of the Company's Common Stock. This offering was conducted pursuant to the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(2) In May 2000, the Company entered into an employment agreement with Armand Dauplaise to be the Company's Vice-Chairman and President. Mr. Dauplaise draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for a period of one (1) year and automatically renews for successive one (1) year terms. See Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In May 2000, the Company entered into an employment agreement with Kevin Lockhart to be the Company's Vice-Chairman and Secretary. Mr. Lockhart draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for a period of one (1) year and automatically renews for successive one (1) year terms. See Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In October 2000, Armand Dauplaise, the Company's current Vice-Chairman and President and Kevin Lockhart, the Company's current Vice-Chairman and Secretary donated 1,047,500 shares each back to the Company in an effort to reduce the issued and outstanding stock of the Company. See Part III, Item
     12. "Certain Relationships and Related Transactions".

         There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

         In May 2000, the Company entered into the Share Exchange with Crown and its shareholders which had been formed in April 1999. The exchange was made whereby the Company issued 10,000,000 shares of its Common Stock to the shareholders of Crown for all of the issued and outstanding stock of Crown. As part of the exchange, Dauplaise and Lockhart each received 4,597,500 shares of the Company's Common Stock. This offering was conducted pursuant to the 506 Exemption and the Florida Exemption.

         In May 2000, the Company issued 100,000 shares of its restricted Common Stock to three (3) persons for their services to the Company in connection with the Share Exchange. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

         In May 2000, the Company entered into an employment agreement with Armand Dauplaise to be the Company's Vice-Chairman and President. Mr. Dauplaise draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for a period of one
(1) year and automatically renews for successive one (1) year terms.

         In May 2000, the Company entered into an employment agreement with Kevin Lockhart to be the Company's Vice-Chairman and Secretary. Mr. Lockhart draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for a period of one
(1) year and automatically renews for successive one (1) year terms.

         In June 2000, the Company sold 40,000 shares of its restricted Common Stock to one (1) investor for $10,000. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

         In July 2000, the Company sold 100,000 shares of its restricted Common Stock to one (1) investor. The Company also issued a warrant to purchase an additional 400,000 shares of the Company's restricted Common Stock, which warrant is exercisable at a price of $0.25 per share. The warrants expire six
(6) months from the date on which the Company's Common Stock is quoted on the Over the Counter Bulletin Board. The Company received a total of $25,000 for the investment. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

         In August 2000, the Company executed a promissory note in the amount of twenty-five thousand dollars ($25,000) in favor of Kevin Thomas, which note is convertible in the sole discretion of the holder, into shares of the Company's restricted Common Stock at a conversion price of $0.25 per share. The note bears interest at a rate of twelve percent (12%) per annum. The note was due November 30, 2000, however the maker and the holder orally agreed to extend maturity for an additional ninety (90) days, based upon the terms and conditions of the original note. No additional documentation was produced in connection with such extension. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

         In August 2000, Crown entered into a lease with Daniel Jack Co. for the premises located at 310 Waymont Court, Suite 100, Lake Mary, FL 32746. The property consists of approximately 1,500 square feet and serves as the Company's headquarters. The term was through December 31, 2000. The Company made monthly payments in advance in the amount of $2,250.

         In October 2000, Armand Dauplaise, the Company's current Vice-Chairman and President and Kevin Lockhart, the Company's current Vice-Chairman and Secretary donated 1,047,500 shares each back to the Company in an effort to reduce the issued and outstanding stock of the Company.

         In October 2000, the Company issued a total of 86,000 shares of its Common Stock to three (3) persons. Bradley Kline has served as a financial consultant to Crown since October 1999. No contract between either Crown or the Company and Mr. Kline exists. Melvin Correll and Glenna Correll have also served as consultants to Crown. They introduced Crown to several doctors in the Orlando, Florida area who are interested in Crown's live blood microscopy work. No contract exists. Richard Wilson, who received 60,000 of the shares, was inadvertently left off the list of Crown shareholders when the Share Exchange took place in May 2000. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

         In November 2000, the Company sold 140,000 shares of its Common Stock to one (1) investor for $35,000. The Company issued a warrant to purchase an additional 180,000 shares of the Company's Common Stock at an exercise price of $1.00 per share or eighty percent (80%) of the average bid price for the first three (3) weeks of public trading, whichever is lower. The warrants expire twelve (12) months from the date on which the Company's Common Stock is approved for quotation on the Over the Counter Bulletin Board. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

         In December 2000, the Company executed a convertible promissory note in favor of Margaret Schrock in the principal amount of $25,000. The note bears interest at a rate of twelve percent (12%) per annum and is due June 5, 2001. The note is convertible at the option of the holder to shares of the Company's restricted Common Stock at a price of $0.25 per share or fifty percent (50%) of the average bid price for the first three (3) weeks of public trading, whichever is lower. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

         In December 2000, the Company sold a total of 139,999 shares of its Common Stock to four (4) investors for a total of $34,999.99. No memorandum was used in connection with the sale. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item 1.        Index to Exhibits
--------       -------------------------------------
3.(i).1  [1]   Articles of Incorporation of Bio-One Corporation filed February 24, 1998.

3.(i).2  [1]   Certificate of Amendment of Articles of Incorporation increasing authorized capital stock filed August 7, 2000.

3.(ii).1 [1]   Bylaws of Bio-One Corporation

4.1      [1]   Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.

4.2      [1]   Promissory Note in favor of Kevin Thomas dated August 8, 2000.

4.3      [2]   Convertible Note in favor of Margaret Schrock dated December 5, 2000.

10.1     [1]   Share Exchange Agreement between the Company and Crown Enterprises, Inc. dated
               May 20, 2000.

10.2     [1]   Employment Agreement between the Company and Armand Dauplaise dated May
               30, 2000.

10.3     [1]   Employment Agreement between the Company and Kevin Lockhart dated May 30,
               2000.

10.4     [1]   Lease Agreement between Crown Enterprises and Daniel Jack Co. dated August 15,
               2000.

10.5     [2]   Commitment letter from VFM Venture Fund Management, LLC dated June 29,
               2000.
-----------------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed November 3, 2000.

[2] Incorporated herein by reference to the Company's amended Registration Statement on Form 10-SB filed January 5, 2001.

(b)   No reports on Form 8-K have been filed.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Bio-One Corporation
                                  (Registrant)


Date: March 9, 2001        By: /s Armand Dauplaise
                           ------------------------------------------------
                                    Armand Dauplaise, President and Chairman

                           By: /s/ Kevin Lockhart
                           ------------------------------------------------
                           Kevin Lockhart, Secretary

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                           Date
--------------                     ---------------               -----------


/s/ Armand Dauplaise
-----------------------------
Armand Dauplaise                    President and Chairman         March 9, 2001

/s/ Kevin Lockhart
-----------------------------
Kevin Lockhart                      Secretary                      March 9, 2001