Form 10QSB
period 2001-03-31
BIO ONE CORP
filed 2001-05-03
CIK 1062431

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2001

Commission file no.:  000-31889

                               Bio-One Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                         65-0815746
-------------------------------                        -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

310 Waymont Court, Suite 100
Lake Mary, Florida                                             32746
------------------------------------------                 -----------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (407) 328-1611

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange on
      Title of each class                        which registered

                None                                    None
-----------------------------                    -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                       -----------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                       Mintmire & Associates
                                       265 Sunrise Avenue, Suite 204
                                       Palm Beach, FL 33480
                                       Tel: (561) 832-5696
                                       Fax: (561) 659-5371

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X        No
                       ---          ----

     As of March 31, 2001, there were 10,010,999 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements



                               BIO-ONE CORPORATION

                                      Index

                                                                               Page Number

  Balance Sheets March 31, 2001 (Unaudited) and December 31, 2000               F-3

  Statements of Operations Three months ended March 31, 2001 (Unaudited) and
  March 31, 2000 (Unaudited)                                                    F-5

  Statements of Cash Flows Three months ended March 31, 2001 (Unaudited) and
  March 31, 2000 (Unaudited)                                                    F-6

  Notes to Financial Statements (Unaudited)                                     F-7

                               BIO-ONE CORPORATION

                                 Balance Sheets



              Assets
                                                                  December 31,      March 31, 2001
                                                                      2000            (Unaudited)
                                                                  ---------------   ---------------
Current assets:
     Cash and cash equivalents                                    $        19,832   $        37,683
     Accounts receivable                                                    1,930             1,689
     Inventories                                                           19,901            16,870
                                                                  ---------------   ---------------

              Total current assets                                         41,663            56,242


Property and equipment, at cost, net of accumulated
depreciation and amortization                                              14,906            24,919

     Deposits                                                               1,700             1,700
                                                                  ---------------   ---------------

              Total assets                                        $        58,269   $        82,861
                                                                  ===============   ===============

                 See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                                 Balance Sheets



              Liabilities and Shareholders' Equity
                                                                  December 31,      March 31, 2001
                                                                      2000            (Unaudited)
                                                                  ---------------   ---------------

Current liabilities:
     Accounts payable                                             $        30,160   $       26,948
     Accrued expenses                                                     203,468          229,468
     Current installments of note payable                                 124,502           99,502
                                                                  ---------------   --------------

              Total current liabilities                                   358,130          355,918
                                                                  ---------------   --------------


Shareholders' equity:
Common stock - $.001 par value, authorized 100 million
        shares; issued 9,844,999 and 10,344,999 shares                      9,845           10,345
     Additional paid in capital                                           279,255          403,755
     Accumulated deficit                                                 (588,961)        (687,157)
                                                                  ---------------   --------------

              Total shareholders' equity                                 (299,861)        (273,057)
                                                                  ---------------   --------------

                                                                  $        58,269   $       82,861
                                                                  ===============   ==============

                See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            Statements of Operations

                                                                         Three Months Ended
                                                                             March 31,
                                                                   2000                      2001
                                                               (Unaudited)               (Unaudited)
                                                           --------------------      --------------------
Revenues:
     Net sales                                              $                 -       $            12,790
     Consulting fees                                                     18,958                         -
                                                           --------------------      --------------------

                                                                         18,958                    12,790
Costs and expenses:
     Cost of goods sold                                                       -                     6,884
     Selling, general and administrative                                 41,960                   100,333
                                                           --------------------      --------------------

                                                                         41,960                   107,217
                                                           --------------------      --------------------

              Operating income (loss)                                   (23,002)                  (94,427)

Non-operating revenue (expense):
     Interest expense                                                           -                  (3,769)
                                                           --------------------      --------------------

              Income before income taxes                                (23,002)                  (98,196)

Provision for income taxes                                                    -                         -
                                                           --------------------      --------------------

              Net income                                    $           (23,002)      $           (98,196)
                                                           ====================      ====================

Basic earnings per share                                    $                 -       $             (0.02)
                                                           ====================      ====================

Diluted earnings per share                                  $                 -       $             (0.02)
                                                           ====================      ====================

Weighted average number of shares outstanding                         4,994,500                 6,482,900
                                                           ====================      ====================


                 See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            Statements of Cash Flows

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           2000                2001
                                                                        (Unaudited)        (Unaudited)
                                                                     ------------------  ------------------
Cash flows from operating activities:
    Net loss                                                          $         (23,002)  $         (98,196)
Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation and amortization                                            600               1,000
           Changes in operating assets and liabilities:
              Accounts receivable                                                (2,098)                241
              Inventories                                                        (4,952)              3,031
              Accounts payable and accrued expenses                                 353              22,788
                                                                     ------------------  ------------------

                   Net cash used in operating activities                        (29,099)            (71,136)
                                                                     ------------------  ------------------

Cash flows from investing activities:
    Purchase of property and equipment                                             (600)            (11,013)
                                                                     ------------------  ------------------

                   Net cash used in investing activities                           (600)            (11,013)
                                                                     ------------------  ------------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                           39,000             125,000
    Payment of principal on note payable                                              -             (25,000)
    Proceeds from note payable                                                    4,500                   -
                                                                     ------------------  ------------------

                   Net cash provided by financing activities                     43,500             100,000
                                                                     ------------------  ------------------

                   Increase in cash and cash equivalents                         13,801              17,851

Cash and cash equivalents - beginning of period                                      70             19,832
                                                                     ------------------  ------------------

Cash and cash equivalents - end of period                            $           13,871  $           37,683
                                                                     ==================  ==================

                 See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers

During the three months ended March 31, 2001, one customer accounted for 76% of total revenue.

(3)      Inventories

Inventories consist of the following:


                        December 31,       March 31, 2001
                            2000            (Unaudited)
                        ------------       ------------

Finished goods             $  19,901             16,870
                        ============       ============

Item 2. Management's Discussion and Analysis of Results of Operations.

General

     In March 2001, the Company sold 400,000 and 100,000 shares of its common stock to John M. Moxen and Ohio Well Management, Inc., an Ohio corporation respectively for a total of $125,000. The Company issued warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $1.00 per share or eighty percent (80%) of the average bid price for the first three (3) weeks of public trading, whichever is lower. The warrants expire twelve (12) months from the date on which the Company's common stock is approved for quotation on the Over the Counter Bulletin Board. For such offering, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder ("Rule 506"), Section 517.061(11) of the Florida Code and Section 1707.03(X) of the Ohio Code.

     The facts relied upon to make the Florida Exemption applicable include the following: (i) sales of the shares of common stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning.

     The facts relied upon to make the Ohio Exemption available include the following: (i) the Company filed a completed SEC Form D with the Ohio Division of Securities; (ii) the Company executed a Form U-2 consent to service of process in the state of Ohio; (iii) the forms were filed not later than fifteen
(15) days after the first sale of the securities in Ohio; and (iv) the Company paid an appropriate filing fee of $100.

     In April 2001, the Company issued 10,000 shares of its common stock to Curt Jones, who served as a financial consultant to the Company. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code.

     The facts relied upon to make the Florida Exemption applicable include the following: (i) sales of the shares of common stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning.

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

     On May 30, 2000, the Company acquired the assets of Crown Enterprises, Inc. By purchasing the assets of Crown, a "cottage" private label distributor of health supplements, the Company acquired technology and a proprietary nutritional supplements product line. The operation produced only nominal revenues in 1999. Operations for private label manufacturing and distribution are expected to begin after assembling a staff experienced in the health supplement industry and after raising the funds necessary to purchase an existing manufacturing facility. Company management estimates that $2 million will be needed to purchase such facility. The monies needed are expected to be raised by the Company through private placement efforts to the investment community. No funding source has yet been identified. Additionally, no specific facility has been selected by the Company for purchase.

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

Results of Operations -For the Three Months Ending March 31, 2001 and March 31, 2000

Financial Condition, Capital Resources and Liquidity

     Through the 1st quarter ended March 31, 2001 the Company recorded revenues of $12,790. For the 1st quarter ended March 31, 2000 the Company had selling, general and administrative expenses and total operating expenses of $41,960 and $41,960 respectively. For the 1st quarter ended March 31, 2001 the Company had selling, general and administrative expenses and total operating expenses of $100,333 and $107,217 respectively. This increase of $58,373 and $65,257 was due to employment contract fees accrued for the Company's management as well as legal and accounting expenses associated with the filing of the Company's Registration Statement on Form 10SB with the SEC.

Net Losses

     Through the 1st quarter ended March 31, 2000 the Company reported a net loss of $23,002. Through the 1st quarter ended March 31, 2001 the Company reported a net loss of $94,427. The increased loss is primarily due to the increased expenses described above and an anticipated large sale of the Company's products in March that did not actually occur until after the fiscal quarter ended in April.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

     At March 31, 2001, the Company employed two (2) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development

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

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

     Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

PART II

Item 1.  Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

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

10.5     [2]      Removed.
-------------------------------------------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed November 3, 2000.

[2] Incorporated herein by reference to the Company's amended Registration Statement on Form 10-SB filed January 5, 2001.

     (b) No reports on Form 8-K have been filed.

Item 2.  Description of Exhibits

     The documents required to be filed as Exhibits Number 2 and 6 and in Part III of Form 1-A filed as part of this Registration Statement on Form 10-SB are listed in Item 1 of this Part III above. No documents are required to be filed as Exhibit Numbers 3 , 5 or 7 in Part III of Form 1-A and the reference to such Exhibit Numbers is therefore omitted. The following additional exhibits are filed hereto:









[Balance of this page intentionally left blank.]

                                   SIGNATURES
                          -----------------------------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Bio-One Corporation
                    ----------------------------------------
                                  (Registrant)


Date: May 03, 2001     By: /s/ Armand Dauplaise
                       -----------------------------------
                       Armand Dauplaise, President and Chairman


                       By: /s/ Kevin Lockhart
                       -----------------------------------
                       Kevin Lockhart, Secretary