Form 10QSB
period 2001-06-30
BIO ONE CORP
filed 2001-08-14
CIK 1062431

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2001

Commission file no.:  000-31889

                               Bio-One Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                              65-0815746
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                               Identification No.)

310 Waymont Court, Suite 100
Lake Mary, Florida                                           32746
----------------------------------------                   ---------------
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

     As of June 30, 2001, there were 10,632,999 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements



                               BIO-ONE CORPORATION

                                      Index

                                                                            Page
                                                                          Number

Item 1.           Financial Statements

Balance Sheets  June 30, 2001 (Unaudited) and December 31, 2000              F-3

Statements of Operations Three months and six months ended
June 30, 2001 (Unaudited) and June 30, 2000 (Unaudited)                      F-5

Statements of Cash Flows Six months ended June 30, 2001 (Unaudited)
and June 30, 2000 (Unaudited)                                                F-6

Notes to Financial Statements (Unaudited)                                    F-7

                                                    BIO-ONE CORPORATION

                                                       Balance Sheets


                                     Assets
                                                                December 31,      June 30, 2001
                                                                    2000           (Unaudited)
                                                             -----------------  ------------------
Current assets:
     Cash and cash equivalents                               $         19,832              48,431
     Accounts receivable                                                1,930               3,402
     Inventories                                                       19,901              18,883
                                                             -----------------  ------------------

              Total current assets                                     41,663              70,716

 Property and equipment, at cost,
 net of accumulated depreciation and amortization                      14,906              23,919

     Deposits                                                           1,700               1,700
                                                             -----------------  ------------------

              Total assets                                   $         58,269              96,335
                                                             =================  ==================


                      Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                        $         30,160              20,141
     Accrued expenses                                                 203,468             251,468
     Current installments of note payable                             124,502             174,502
                                                             -----------------  ------------------

                Total current liabilities                             358,130             446,111
                                                             -----------------  ------------------


Shareholders' equity:
 Common stock - $.001 par value, authorized 100 million
        shares; issued 9,844,999 and 10,456,999 shares                  9,845              10,456
     Additional paid in capital                                       279,255             431,644
     Accumulated deficit                                             (588,961)           (791,876)
                                                             -----------------  ------------------

               Total shareholders' equity                            (299,861)           (349,776)
                                                             -----------------  ------------------

                                                             $         58,269              96,335
                                                             =================  ==================



                 See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            Statements of Operations

                                                                     Three Months Ended                 Six Months Ended
                                                                June 30,                                    June 30,
                                                                  2000                2001             2000             2001
                                                              (Unaudited)         (Unaudited)      (Unaudited)      (Unaudited)
                                                            ----------------    -------------    -------------    -------------
Revenues:
     Net sales                                              $         19,712           23,077           19,712           35,867
     Consulting fees                                                       -                -           18,958                -
                                                            ----------------    -------------    -------------    -------------

                                                                      19,712           23,077           38,670           35,867

Costs and expenses:
     Cost of goods sold                                               14,187           13,573           14,187           20,457
     Selling, general and administrative                              99,440          112,163          141,400          212,496
                                                            ----------------    -------------    -------------    -------------

                                                                     113,627          125,736          155,587          232,953
                                                            ----------------    -------------    -------------    -------------

              Operating income (loss)                                (93,915)        (102,659)        (116,917)        (197,086)

Non-operating revenue (expense):
     Interest expense                                                    (93)          (2,060)             (93)          (5,829)
                                                            ----------------    -------------    -------------    -------------

              Income before income taxes                             (94,008)        (104,719)        (117,010)        (202,915)

Provision for income taxes                                                 -                -                -                -

              Net income                                    $        (94,008)        (104,719)        (117,010)        (202,915)
                                                            ================    =============    =============    =============

Basic earnings per share                                    $          (0.02)           (0.01)           (0.02)           (0.02)
                                                            ================    =============    =============    =============

Diluted earnings per share                                  $          (0.02)           (0.01)           (0.02)           (0.02)
                                                            ================    =============    =============    =============

Weighted average number of shares outstanding                      4,994,500       10,369,499        4,994,500       10,244,499
                                                            ================    =============    =============    =============


                 See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            Statements of Cash Flows

                                                                              Six Months Ended
                                                                                   June 30,
                                                                               2000                2001
                                                                        (Unaudited)         (Unaudited)
                                                                     --------------     ---------------
Cash flows from operating activities:
    Net loss                                                         $     (117,010)           (202,915)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation and amortization                                      1,200               2,000
           Common stock issued for services                                       -               3,000
           Changes in operating assets and liabilities:
              Accounts receivable                                            (1,939)             (1,472)
              Inventories                                                     2,600               1,018
              Accounts payable and accrued expenses                          48,623              37,981
              Other assets                                                   (7,000)                  -
                                                                     --------------     ---------------

                   Net cash used in operating activities                    (73,526)           (160,388)
                                                                     --------------     ---------------

Cash flows from investing activities:
    Purchase of property and equipment
                                                                               (730)            (11,013)
                                                                     --------------     ---------------

                   Net cash used in investing activities                       (730)            (11,013)
                                                                     --------------     ---------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                       67,100             150,000
    Payment of principal on note payable                                          -             (25,000)
    Proceeds from note payable                                                4,500              75,000
                                                                     --------------     ---------------

                   Net cash provided by financing activities                 71,600             200,000
                                                                     --------------     ---------------

                   Increase in cash and cash equivalents                     (2,656)             28,599

Cash and cash equivalents - beginning of period                                  20              19,832
                                                                     --------------     ---------------

Cash and cash equivalents - end of period                            $       (2,636)             48,431
                                                                     ==============     ===============


                 See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                          Notes to Financial Statements



(1)  Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and results of operations and cash flows for the six-month periods ended June 30, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)  Sales to Major Customers

During the six months ended June 30, 2001, three customers accounted for 51%, 19% and 17%, respectively, of total revenue.

(3)  Inventories

Inventories consist of the following:


                           December 31,        June 30, 2001
                            2000                (Unaudited)
                           -------------       -------------

Finished goods                 $  19,901              18,883
                           =============       =============

Item 2. Management's Discussion and Analysis of Results of Operations.

General

     Bio-One Corporation, a Nevada corporation of which Crown Enterprises, Inc., a Florida corporation ("Crown") is a wholly-owned subsidiary (collectively the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     The Company relied upon Section 517.061(11) of the Florida Code for several transactions. In each case, the facts relied upon to make the Florida Exemption applicable include the following: (i) sales of the shares of common stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning (the "Florida Exemption").

     In January 2001, the Company entered into a consulting agreement with Irwin Newman to provide capital raising, revenue building and counsel management services. In July 2001, the Company issued 285,624 shares and 31,735 shares of its restricted common stock to Mr. Newman and Mr. Jeffrey Gerstein respectively, in compliance with this agreement. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In May 2001, the Company issued 100,000 shares of its common stock and a warrant to purchase an additional 100,000 shares of its common stock at an exercise price of $0.29 to Arthur Szatkowski for $25,000. The warrants expire June 22, 2002. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In June 2001, the Company issued 10,000 shares of its common stock to Curt Jones, who served as a financial consultant to the Company. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In June 2001, the Company issued 2,000 shares of its common stock to Charles A. Gaudio & MaryAnn Gaudio JTWROS for services in connection with production of the Company's website. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In July 2001, the Company filed a Registration Statement on Form S-8 to register its Year 2001 Employee/Consultant Stock Compensation Plan. The Company registered 250,000 shares of its common stock, all of which was issued to Donald
F. Mintmire for legal fees.

     In July 2001, the Company announced the formation of its management team in a press release dated July 17, 2001. The release may have been misleading, as a portion of the management team has been selected by the Company's current officers and directors, but as of yet has not been installed.

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

     The Company's growth is expected to come primarily from the private label manufacture and wholesale distribution of human and animal health supplements and supply of ingredients (nutraceutical based health supplements) for inclusion in health supplements. This pattern of growth will closely correlate to increases in the Company's health supplement manufacturing and distribution capacity and its development of proprietary health supplement technologies.

     On May 30, 2000, the Company acquired Crown. By acquiring Crown, a "cottage" private label distributor of health supplements, the Company acquired technology and a proprietary nutritional supplements product line. The operation produced only nominal revenues in 1999. Operations for private label manufacturing and distribution are expected to begin after raising the funds necessary to purchase an existing manufacturing facility and a distribution company. Company management estimates that $20 million will be needed to purchase such both facilities. The monies needed are expected to be raised by the Company through private placement efforts through the investment community. The Company is currently in negotiations with funding sources, although no commitments have been made. The Company has also begun talks with two (2) possible acquisition candidates, although no binding agreement has been made.

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

Results of  Operations  -For the Three Months  Ending June 30, 2001 and June 30,
2000

Financial Condition, Capital Resources and Liquidity

     For the 2nd quarter ended June 30, 2001 and June 30, 2000, the Company recorded revenues of $23,077 and $19,712 respectively.

     For the 2nd quarter ended June 30, 2001 and June 30, 2000, the Company had selling, general and administrative expenses and total operating expenses of $112,163 and $99,440 respectively. This increase of $12,723 was due to employment contract fees accrued for the Company's management as well as legal and accounting expenses.

     For the 2nd quarter ended June 30, 2001 and June 30, 2000, the cost of goods sold was $13,573 and $14,187 respectively.

Net Losses

     For the 2nd quarter ended June 30, 2001 the Company reported a net loss of $104,719. For the 2nd quarter ended June 30, 2000 the Company reported a net loss of $94,008. The increased loss is primarily due to employment contract fees accrued for the Company's management as well as legal and accounting expenses.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations and is presently negotiating investment terms and conditions.

Employees

     At June 30, 2001, the Company employed two (2) persons. Neither of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

5.1      [3]      Opinion of Mintmire & Associates.

10.1     [1]      Share Exchange Agreement between the Company and Crown Enterprises, Inc. dated
                  May 20, 2000.

10.2     [1]      Employment Agreement between the Company and Armand Dauplaise dated May
                  30, 2000.

10.3     [1]      Employment Agreement between the Company and Kevin Lockhart dated May 30,
                  2000.

10.4     [1]      Lease Agreement between Crown Enterprises and Daniel Jack Co. dated August 15,
                  2000.

10.5     [2]      Removed.

10.6     [3]      Bio-One Corporation Year 2001  Employee/Consultant Stock Compensation Plan.

10.7      *       Consulting Agreement between the Company and Irwin Newman dated January 17,
                  2001.

23.1     [3]      Consent of Parks, Tschopp, Whitcomb  & Orr, P.A.

23.2     [3]      Consent of Mintmire & Associates  (contained in the opinion filed as Exhibit 5.3).
-------------------------------------------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed November 3, 2000.
[2] Incorporated herein by reference to the Company's amended Registration Statement on Form 10-SB filed January 5, 2001.
[3] Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed July 20, 2001.

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

                               Bio-One Corporation
                    ----------------------------------------
                                  (Registrant)


Date: August 10, 2001      By: /s/ Armand Dauplaise
                           -----------------------------------
                           Armand Dauplaise, President and Chairman


                           By: /s/ Kevin Lockhart
                           ------------------------------------
                           Kevin Lockhart, Secretary