Form 10QSB
period 2001-09-30
BIO ONE CORP
filed 2001-11-13
CIK 1062431

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-QSB

(Mark One)

     (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2001

     (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file no.:  000-31889

                            Bio-One Corporation
               --------------------------------------------
               (Name of small business issuer in its charter)

                Nevada                             65-0815746
                ------                            ---------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

       310 Waymont Court, Suite 100
       Lake Mary, Florida                          32746
       ----------------------------             -----------
  (Address of principal executive offices)       (Zip Code)

                 Issuer's telephone number (407) 328-1611

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days.

                         Yes  _ X _   No _____


                   Copies of Communications Sent to:

         Newman & Pollock, LLP                  James G.Dodrill II, PA
         2600 N. Military Trail, Suite 270      3360 NW 53rd Circle
         Boca Raton, FL 33431                   Boca Raton, FL  33496
         Tel: (561) 997-9920                    Tel: (561) 862-0529
         Fax: (561) 241-4943`                   Fax: (561) 862-0927


           Number of outstanding shares of the Issuer's common stock as of September 30, 2001: 12,611,272

                             BIO-ONE CORPORATION

                                    Index

                                                                  Page
                                                                 Number
                                                                 ------
PART 1. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
              September 30, 2001 (Unaudited)
               and December 31, 2000                               3-4

             Statements of Operations
              Three months and nine months ended
               September 30, 2001 (Unaudited) and
               September 30, 2000 (Unaudited)                       5

             Statements of Cash Flows
               Nine months ended
               September 30, 2001 (Unaudited) and
               September 30, 2000 (Unaudited)                       6

             Notes to Financial Statements (Unaudited)              7

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations  	    8

PART II.                OTHER INFORMATION

                                             PART I

Item 1.   Financial Statements




                                      BIO-ONE CORPORATION

                                        Balance Sheets

                                            Assets
                                            ------



                                          December 31,              September 30, 2001
                                             2000                       (unaudited)
                                          ------------              ------------------

Current assets:
        Cash and cash equivalents          $  19,832                      100,927
        Accounts receivable                    1,930                        2,841
        Inventories                           19,901                       20,926
                                          ------------              -------------
              Total current assets            41,663                      124,694

        Property and equipment, at cost, net
         of accumulated depreciation and
         amortization                         14,906                       22,919
        Deposits                               1,700                        1,700
                                          ------------              -------------
                TOTAL ASSETS              $   58,269                      149,313
                                          ============              =============






See accompanying notes to financial statements.

                             BIO-ONE CORPORATION

                               Balance Sheets


                    Liabilities and Shareholders' Equity
                    ------------------------------------


                                                     December 31,              September 30, 2001
                                                        2000                      (unaudited)
                                                     ------------              ------------------

Current liabilities:
        Accounts payable                             $    30,160                    16,037
        Accrued expenses                                 203,468                   261,468
        Current installments of note payable             124,502                    74,502
                                                     ------------              ------------
                Total current liabilities                358,130                   352,007


        Shareholders' equity:
         Common stock - $.001 par value, authorized
         100 million shares; issued 9,844,999
         and 12,611,272 shares                             9,845                    12,611
         Additional paid in capital                      279,255                   899,589
         Accumulated deficit                            (588,961)               (1,114,894)
                                                    -------------              -------------
Total Shareholders' Equity                              (299,861)                 (202,694)
                                                    -------------              -------------
                                                     $    58,269                   149,313
                                                    =============              =============







See accompanying notes to financial statements.

                             BIO-ONE CORPORATION


                           Statement of Operations


                                          Three Months Ended             Nine Months Ended
                                            September 30,                    September 30,
                                         2001           2001            2000          2001
                                      (Unaudited)  (Unaudited)      (Unaudited)  (Unaudited)
                                      -------------------------      ------------------------

Revenues:
  Net sales                           $   14,709        30,300           34,421        66,167
      Consulting fees                       -              -             18,958            -
                                       ----------   -----------        ---------      --------
                                          14,709        30,300           53,379        66,167

Costs and Expenses:
   Cost of goods sold                      3,834         5,570           18,021        26,027
   Selling, general and
    Administrative                       174,220       346,358          315,620       557,854
                                       ----------   -----------        ---------     ---------
                                         178,054       351,928          333,641       583,881
                                       ----------   -----------        ---------     ---------
     Operating income (loss)            (163,345)     (321,628)        (280,262)     (517,714)

Non-operating revenue (expense):
   Interest expense                         (977)       (2,390)          (1,070)       (8,219)
                                       ----------   -----------        ---------     ---------
    Income before income taxes          (164,322)     (324,018)        (281,332)     (525,933)

Provision for income taxes                  -             -                -             -
                                       ----------   -----------        ---------     ---------
    Net income                        $ (164,322)     (324,018)        (281,332)     (525,933)
                                      ===========   ===========        =========     =========

Basic earnings per share              $    (0.03)        (0.03)           (0.05)        (0.05)
                                      ===========   ===========        =========     =========

Diluted earnings per share            $    (0.03)        (0.03)           (0.05)        (0.05)

Weighted average number
 of shares outstanding                 5,064,500    11,534,135        5,017,800    10,494,737
                                     ============   ===========       ==========   ===========


See accompanying notes to financial statements.

                            BIO-ONE CORPORATION



                          Statement of Cash Flows


                                                                  Nine Months Ended
                                                                       September 30,
                                                                 2000                 2001
                                                              (Unaudited)          (Unaudited)
                                                              ------------------------------

Cash flows from operating activities:
   Net loss                                                   $ (281,332)           (525,933)
   Adjustments to reconcile net income to net cash
    provide by operating activities:
       Depreciation and amortization                               1,200               3,000
       Common stock issued for services                              -               203,000
       Changes in operating assets and liabilities:
         Accounts receivable                                      (4,397)               (911)
         Inventories                                                (949)             (1,025)
         Accounts payable and accrued expenses                    92,583              43,877
         Other assets                                             (7,000)                -

                  Net cash used in operating activities       $ (199,895)           (277,992)
                                                            -------------           ------------
Cash flows from investing activities:
   Purchase of property and equipment                               (730)            (11,013)
                                                            -------------           ------------

                    Net cash used in investing activities           (730)            (11,013)
                                                            -------------           ------------
Cash flows from financing activities:
    Proceeds from sale of common stock                           102,100             320,100
    Payment of principal on note payable                             -               (25,000)
    Proceeds from note payable                                    99,502              75,000
                                                            -------------           ------------
                Net cash provided by financing activities        201,602             370,100

                    Increase in cash and cash equivalents            977              81,095
                                                            -------------           ------------
Cash and cash equivalents - beginning of period                       20              19,832

Cash and cash equivalents - end of period                     $      997             100,927
                                                            =============           ============




See accompanying notes to financial statements.

                            BIO-ONE CORPORATION

                       Notes to Financial Statements


(1)	Presentation of Unaudited Financial Statements
        ----------------------------------------------

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and results of operations and cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)	Sales to Major Customers
        ------------------------
     During the nine months ended September 30, 2001, three customers accounted for 48%, 24% and 18%, respectively, of total revenue.

(3)	Inventories
        -----------

     Inventories consist of the following:



                                                        September 30,
                                      December 31,          2001
                                         2000            (Unaudited)
                                      ------------      -------------



          Finished goods              $  19,901             20,926
                                      ============      =============

Item 2. Management's Discussion and Analysis of Results of Operations.

General
-------
     	Bio-One Corporation, a Nevada corporation of which Crown Enterprises, Inc., a Florida corporation ("Crown") is a wholly-owned subsidiary (collectively the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities.
In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description,
(iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

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

    	 In January 2001, the Company entered into a consulting agreement with Irwin Newman. Mr. Newman's objectives under the agreement are to assist us in capital raising, revenue building and by counseling management. In July 2001, the Company issued 285,624 shares and 31,735 shares of its restricted common stock to Mr. Newman and Mr. Jeffrey Gerstein respectively, in compliance with this agreement. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. Subsequently, in further compliance with this agreement, we issued Mr. Newman an additional 24,056 shares and Mr. Gerstein an additional 2,673 shares.

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

	In August 2001, the Company issued 416,667 shares of its common stock to JohnM. Moxen upon the conversion of Mr. Moxen's promissory note dated May 25, 2001. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption

	In August 2001, the Company issued 50,000 shares of its common stock to each of Richard Friedman and Jeffrey Markowitz for services in connection with certain financial advisory services rendered to the Company. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

	In August 2001, the Company issued 46,296 shares of its common stock to each of Gloria Burkholder, Julie Gingrich and Sherry Schrock upon the conversion of Margaret Schrock's promissory note dated December 5, 2000. For such offering, the Company relied upon the 506 Exemption, the Florida Exemption and filed required documents in Iowa pursuant to an exemption from registration.

	In September 2001, the Company issued 100,000 shares of its common stock to Robert Gingras upon the exercise of a warrant to purchase shares of its common stock at an exercise price of $0.25 per share, for a cumulative purchase price of $25,000. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

	In September 2001, the Company issued 90,000 shares of its common stock to the Margaret F. Schrock Family Trust upon the exercise of a warrant to purchase shares of its common stock at an exercise price of $0.29 per share, for a cumulative purchase price of $26,100. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.


Discussion and Analysis
-----------------------

     	The following discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward- looking statements.

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

     	On May 30, 2000, the Company acquired Crown. By acquiring Crown, a "cottage" private label distributor of health supplements, the Company acquired technology and a proprietary nutritional supplements product line. The operation produced only nominal revenues in 1999. Operations for private label manufacturing and distribution are expected to begin after raising the funds necessary to purchase an existing manufacturing facility and a distribution company. Company management estimates that $20 million will be needed to purchase both facilities. The Company expects to raise the funds needed through private placement efforts through the investment community. The Company is currently in negotiations with funding sources, although no commitments have been made. The Company has also begun talks with two
(2) possible acquisition candidates, although no binding agreement has been made.

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

     	Since acquiring Crown, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The Company expects that the increase in operating expenses will be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.


Results of  Operations  - For the Three Months Ending September 30, 2001
------------------------------------------------------------------------
and September 30, 2000
----------------------


Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     	For the 3rd quarter ended September 30, 2001 and September 30, 2000, the Company recorded revenues of $30,300 and $14,709 respectively.

     	For the 3rd quarter ended September 30, 2001 and September 30, 2000, the Company had selling, general and administrative expenses and total operating expenses of $346,358 and $174,220 respectively.
This increase of $172,138 or nearly 99% was due to employment contract fees accrued for the Company's management as well as legal, accounting and consultants' expenses.

     	For the 3rd quarter ended September 30, 2001 and September 30, 2000, the cost of goods sold was $5,570 and $3,834 respectively.


Net Losses
----------

     	For the 3rd quarter ended September 30, 2001 the Company reported a net loss of $324,018. For the 3rd quarter ended September 30, 2000 the Company reported a net loss of $164,322. The increased loss is primarily due to employment contract fees accrued for the Company's management as well as legal, accounting and consultants' expenses.

     	The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations and is presently negotiating investment terms and conditions.


Employees
---------

     	At September 30, 2001, the Company employed two (2) persons. Neither of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.


Research and Development
------------------------

     	Health Supplement Development: The Company develops products requested by customers, and/or develops new product concepts that it licenses to customers. The Company also actively seeks and reviews new nutraceutical materials and delivery technologies developed by
independent researchers.   There is no assurance that this research
and development effort will result in marketable products or services.


Forward-Looking Statements
--------------------------

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

                                   PART II

Item 1.  Legal Proceedings.

     	The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or of any unsatisfied judgments against the Company.


Item 2. Changes in Securities and Use of Proceeds

        None.


Item 3. Defaults in Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders.

     	No matter was submitted during the quarter ending September 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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

10.3     [1]      Employment Agreement between the Company and Kevin
                  Lockhart dated May 30, 2000.

10.4     [1]      Lease Agreement between Crown Enterprises and Daniel
                  Jack Co. dated August 15, 2000.

10.5     [2]      Removed.

10.6     [3]      Bio-One Corporation Year 2001  Employee/Consultant
                  Stock Compensation Plan.

10.7     [4]      Consulting Agreement between the Company and Irwin
                  Newman dated January 17, 2001.

10.8     [5]      Consulting Agreement between the Company and Frank
                  Clark dated ______.

23.1     [3]      Consent of Parks, Tschopp, Whitcomb  & Orr, P.A.

-------------------------------------------------


[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed November 3, 2000.

[2]  Incorporated herein by reference to the Company's amended
     Registration Statement on Form 10-SB filed January 5, 2001.

[3] Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed July 20, 2001.

[4] Incorporated herein by reference to the Company's Form 10-QSB for the quarter ended June 30, 2001, filed August 14, 2001.

[5]  Filed herewith.

     (b) No reports on Form 8-K have been filed.

                                  SIGNATURES
                           ------------------------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Bio-One Corporation
                                      -------------------
                                         (Registrant)


        Date: November 13, 2001        By: /s/ Armand Dauplaise
                                      ------------------------
                                      Armand Dauplaise, President and Chairman


                                      By: /s/ Kevin Lockhart
                                      ----------------------
                                      Kevin Lockhart, Secretary