Form 10KSB
period 2001-12-31
BIO ONE CORP
filed 2002-03-29
CIK 1062431

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

Commission File No.: 000-31889


                               Bio-One Corporation
               --------------------------------------------------
               (Name of small business registrant in its charter)

         Nevada                                               65-0815746
-------------------------                                  ------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                             Identification No.)


310 Waymont Court
Suite 100 Lake Mary, Florida                                    32746
------------------------------------------                    ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number: (407) 328-1611

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class                        Name of each exchange
                                                  on which registered
           None                                          None
 -----------------------------                  -------------------------


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)
                              -------------------

NAME OF EXCHANGE: NASDAQ: OTCBB

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes   X      No______
                                              -----


                        COPIES OF COMMUNICATIONS SENT TO:
                        ---------------------------------

                          Newman, Pollock & Klein, LLP
                     2101 NW Corporate Boulevard, Suite 414
                              Boca Raton, FL 33431
                               Tel. (561) 997-9920
                               Fax: (561) 241-4943

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2002 is $2,499,196.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
----------------------------------------

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of February 28, 2002, there were 12,812,086 shares of the Company's $0.001 par value common stock issued and outstanding. No preferred shares are issued and outstanding.

                              AVAILABLE INFORMATION
                              ---------------------

         The public may read and copy any materials filed by Bio-One Corporation (referred to throughout this Report as "our company") with the United States Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our company and other issuers that file reports electronically with the Commission at http://www.sec.gov.

CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward-looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Form 10-KSB, Forms 10-QSB, Forms 8-K, and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

         The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

                                     CONTEXT
                                     -------

         The information in this report is qualified in its entirety by reference to the entire report; consequently, this report must be read in its entirety. This is especially important in light of material subsequent events disclosed. Information may not be considered or quoted out of context or without referencing other information contained in this report necessary to make the information considered, not misleading.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

            Form 10-KSB for the year ended December 31, 2001
            Form 10-QSB for the quarter ended March 31, 2001
            Form 10-QSB for the quarter ended June 30, 2001
            Form 10-QSB for the quarter ended September 30, 2001
            Form 10-SB 12(g) filed November 3, 2000 and all amendments thereto.




                                     PART I

Item 1. Description of Business

         (a) Business Development; BIO-ONE CORPORATION ("we, hereinafter referred to as "our Company"or "BIO") was incorporated on February 24, 1998 in

Nevada to engage in the Nutritional Supplement Marketing and Internet Consulting business. BIO and Crown Enterprises, Inc., an unaffiliated Florida corporation ("Crown"), entered into an Agreement and Plan of Share Exchange, dated May 30, 2000,(the "Share Exchange") pursuant to which the shareholders of Crown on May 30, 2000 (the "Exchange Date") were issued 10,000,000 shares of our Common Stock $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of Crown. Prior to the exchange, we had 20,000,000 shares of authorized common stock of which 1,700,000 shares were issued and outstanding. None of our preferred stock was outstanding. All of our outstanding shares were fully paid and non-assessable, free of liens, encumbrances, options, restrictions and legal or equitable rights of others not a party to the Share Exchange. The Share Exchange called for the resignation of our original officers and directors, who no longer have any continued involvement with us, and the appointing of a new board and officers. Our new board of directors consists of Armand Dauplaise, President and Chairman of the Board, and Kevin Lockhart, Secretary and Director. As of the Exchange Date, Crown became our wholly owned subsidiary. For accounting purposes, we treated the transaction as a reverse acquisition, with Bio as the acquiring entity.

         We currently operate as Bio-One Corporation. Any discussion regarding our operations includes both Bio-One Corporation and our wholly owned subsidiary, Crown Enterprises, Inc.

         Our principal place of business is located at 310 Waymont Court, Suite 100, Lake Mary, Florida 32746, and our telephone number at that address is (407) 328-1611.

         Concurrently with our acquisition of Crown, we entered into employment agreements with Mr. Dauplaise and Mr. Lockhart, our sole officers and directors. Each agreement calls for a base salary of $120,000 annually and a monthly vehicle allowance of $350 per month. Each agreement is for a term of one year and automatically renews for successive one (1) year terms.

         (b) Business of Registrant

GENERAL

         We market and distribute nutritional supplements, which are natural, nutritional, biologically active materials formulated to provide specific health benefits to humans. Although we were organized in February 1998, we did not begin any operations until May 2000 when we acquired Crown Enterprises, Inc., our wholly owned subsidiary.

         We market a line of private label nutritional supplements and/or nutraceuticals trademarked as GREEN PEARLS (TM). One of our products, Blue Green Manna(TM) includes Blue Green Algae harvested from Klamath Lake, Oregon. Klamath Lake Blue Green Algae is believed to be directly assimilated by the body with its lucose cell wall unlike other forms of man-made photosynthesized algae such as chlorella, which has a cellulose cell wall. A cellulose cell wall is indigestible and must be broken down through protracted artificial heat processing. Lake Klamath Blue Green Algae is considered by the Company to be a foundational super food for humans and animals alike.

         We also provide blood analysis testing. In May 2000, we branded this as our "Live Blood Cell Analysis" program. This blood work-up identifies the specific blood composition of individuals and attempts to identify, in our opinion, a normal range and associated nutritional value after which it is able to tailor various naturopathic and nutritional supplement products to address specific conditions, which have been identified by the test. We utilize the Live Blood Cell Analysis examination as a marketing tool to sell our full line of nutritional products. This program is still in its developmental stage.

          Nutraceuticals are biologically active materials, derived from plant, microbial or animal sources, which are formulated to provide specific health and productivity benefits for humans and animals including, but not limited to, pharma foods, functional foods, fermented foods, phytochemicals, microbial feed additives, probiotics, herbal products, vitamins and health supplements.

         Prior to our acquisition of Crown, we focused primarily on the building of a business model aimed at the sale and distribution of nutraceutical based products. We now feature a product line of eleven (11) nutraceutical based health supplements for the human and animal health market.

         Although many of the ingredients in our products are vitamins, minerals, herbs and other substances, which have a long history of human consumption, one (1) of our Company's products contain within its base formulation, Klamath Lake Blue Green Algae. While we believe that all of our products are safe when taken as directed, there is little long-term experience with human consumption of Klamath Lakes' Blue Green Algae. Accordingly, no assurance can be given that this product, even when used as directed, will have the effects intended. Although we test the formulations and production quality of all of our products to ensure that they are safe when consumed as directed, we have not sponsored clinical studies on the long-term effect of human consumption. However, several other organizations have sponsored studies, including Cell Tech, The World Health Organization, and the Food and Drug Administration.

         We have not conducted our own research of our products, their effects on people as compared with the desired results, nor any possible side effects that use of our products may cause. If one of our products was found to have adverse side effects, it could potentially impact our business. We currently do not carry product liability insurance, and if we were to be found liable in a product liability suit, the outcome could have a serious adverse affect on our operations. However, we believe that we can limit the potential impact of a product liability suit by diversifying our product line.

PRINCIPAL PRODUCTS AND SERVICES
KLAMATH LAKE BLUE GREEN ALGAE - HUMAN APPLICATIONS
BLUE GREEN MANNA (TM)

         The Blue Green Algae from Oregon's Upper Klamath Lake is one of the richest sources of chlorophyll and all essential Amino Acids in any known food source or supplement. The Company's Blue Green Manna(TM) product contains: 490 mg of Blue Green Algae plus 10 mg of Plant-Source Enzymes (i.e., Protease, Cellulase, Amylase, and Lipase), Calcium, Chromium, Iodine, Iron, Magnesium, Manganese, Potassium, Selenium, Zinc, Boron, Cobalt, Copper, Fluorine, Germanium, Molybdenum, Nickel, Phosphorus, Silicon, Sodium, Tin, Titanium, and Vanadium. Suggested use is two to four (2-4) capsules early in the day, before or with a meal.

         The Mayo Clinic once called Blue Green Algae the "Most nutritious food on the Planet." Research conducted by outside sources has proven blue green algae to reduce cholesterol, risk from cancer and viral diseases, while cleansing the intestines. It is said to increase energy, stimulate brain activity and strengthen the immune system. It is high on protein and naturally helps feed and heal the body. Classified as super nutritional, this wholesome whole food supplement delivers nutrients needed for peak performance. It contains a high level of chlorophyll and essential Amino Acids. It provides vital nutrients, vitamins, enzymes and trace minerals to enhance health.

OTHER SUPPLEMENT PRODUCTS

         We now market and sell ten (10) other natural supplement products, which we have formulated and presently market. Each aims to achieve a specific goal:

         1. PEARLNOGENOL - This antioxidant is designed to boost the immune system, protect against degenerative diseases, and provide nutritional support to tissues and cell system.

         2. ACIDOPHILUS PLUS LACTOBACILLUS - This friendly blend of bacterial flora helps control harmful bacteria in the intestinal tract.

         3. DIGEST PLUS - Helps to bring the body into nutritional balance.

         4. TRACE MINERALS LIQUID - Assists the body to fight against stress, high blood pressure and chronic fatigue.

         5. INTERNAL CLEANSE - A natural herbal formula that cleans and detoxifies the colon.

         6. FIBERTOX - Needed for digestive purposes, this product helps lower cholesterol, helps break up saturated fats and provides nutritional fiber.

         7. VITAMINS PLUS - provides essential daily requirements and other powerful nutrients beneficial to maintaining a healthy immune and circulatory system.

         8. PROTOSOLVE - assists in keeping blood vessels clear by dissolving and removing undigested proteins.

         9. CHROMOLIPE - Chromium Picolinate helps promote permanent fat loss through re-establishing healthy metabolic and insulin levels.

         10. GARLIC/CAYENNE PLUS - Garlic has been shown to be valuable in lowering blood pressure and serum cholesterol, assists in thinning the blood and aiding one's digestion. Cayenne has been shown to also aid digestion, as well as improve one's circulation.

         All of our products and formulations are made specifically and solely for the Company.

LIVE BLOOD CELL ANALYSIS

         We have also developed a Blood Work-up examination for individuals, which we market as our "Live Blood Cell Analysis" Program. This Program is designed to identify up to fifty (50) blood borne conditions. This program will be licensed on a fee basis to prospective health field related customers and includes all required equipment and training. The program will be coupled with a nutritional maintenance and monitoring program which focuses on an individual and families. Once a Live Blood Cell Analysis is performed at the licensee's facility, a certified Microscopist makes tailored recommendations as to the appropriate naturopathic products and supplements to be used in addressing identified conditions. These naturopathic products and supplements are ultimately purchased through Crown Enterprises. In addition, this tailored program includes periodic testing, re-testing and monitoring of an individual's progress through skilled and advanced microscopic analysis. It is by the preceding analysis and related recommendations as to which specific naturopathic products to purchase that we will be able to utilize our "sell through" concept. The "sell through" concept allows us to provide clients with a number of natural supplements as preventative and alternative healthcare choices.

         We have developed a blood component identification system that is used in live cell blood analysis. The system provides the on-site microscopist the ability to analyze conditions following a scan of the sample. Using proper techniques to avoid damaging or contaminating the sample, the microscopist removes the sample through natural adhesion to the underside of a standard glass slide. A slide cover immediately placed over the droplet results in a sample approximately 12mm in diameter, ready for examination. Scanning the center of the sample, the microscopist identifies general conditions of the blood, and upon discovery of disorders, photographically captures specific conditions for further analysis. The scan is visible to the client on a video monitor, and as the analysis progresses, the microscopist provides basic blood identification and nutritional education to the client. Following the examination and analysis, the microscopist using a consultative sales technique, makes recommendations for the use of specific nutritional products and the lifestyle changes needed to positively affect the conditions discovered. Nutritional Microscopy Centers will sell proprietary food-based nutritional products.

         We intend to license local Nutritional Microscopy centers that offer "Live Blood Cell Analysis" and an extensive line of high quality nutritional supplements. Targeting medical providers (i.e., physicians, dentists, physical therapists, and other healthcare specialists) and alternative healthcare professionals (i.e., chiropractors, acupuncturists, nutritionists, etc.), as well as individual operators (i.e., business persons), a Nutritional Microscopy Center can be an additional profit generator for healthcare professionals. Existing medical practices can access the alternative healthcare market by adding Nutritional Microscopy services and proprietary nutritional products through the Bio-One program. This alternative medicine (holistic) component will not only achieve a higher patient care and service level; it should result in net profits and provide long-term residual income.

MANUFACTURING

         Private Label Heath Supplement Manufacturing.

         We utilize six (6) manufacturers for our products.

         Our proprietary formulas are manufactured by Ceba-Tek, Global Nutrition, Natures Path, Uckele Health & Nutrition, and Vision Industries. Over ninety percent (90%) of all nutritional supplements companies have someone else manufacture their products and then place their "private label" on the products.

MARKETING, SALES AND DISTRIBUTION

         There are no current marketing, sales or distribution systems in place. Our two (2) officers and directors, Armand Dauplaise and Kevin Lockhart, currently sell our products. We also rely on independent sale representatives.

      We plan to develop a sales and marketing/customer service department dedicated to selling our services, proprietary products, and technologies to branded companies in the health supplement industry.

         The foregoing discussion is predicated upon us generating significantly higher revenues or raising additional capital to fund the implementation of such programs.

HUMAN HEALTH PRODUCTS

         The primary markets for our services and products are in the preventive and alternative healthcare fields. Preventive and alternative healthcare programs and systems establish very specific requirements in helping improve and maintain citizenry health. We believe that the market is global for both Microscopy and Nutritional Supplements. In addition to domestic sales efforts, we are currently pursuing strategic alliances internationally.

         Our primary target markets in both the preventive and alternative healthcare industry will include:

   *Osteopaths          *Specialty Healthcare Centers    *Chiropractors

   *Nutritionists       *Physical Therapists             *Weight Loss Centers

   *Preventive & Alternative Healthcare Professionals/Naturopathic Doctors

         As nutritional supplements use combined with preventive and alternative healthcare becomes more readily accepted, we believe physicians and other healthcare providers will be targeted for marketing purposes.

EFFECT OF UNFAVORABLE PUBLICITY

         We believe that the nutritional supplement market is affected by national media attention regarding the consumption of nutritional supplements. There can be no assurance that future scientific research or publicity will be favorable to the nutritional supplement marketing of any particular product, or consistent with earlier research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could have a material adverse effect on us. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies could have a material adverse impact on the Company. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of its products.

DEPENDENCE ON NEW PRODUCTS

         Our ability to grow in our existing markets is partially dependent upon our ability to introduce new and innovative products into such markets. Although we seek to introduce additional products each year in our existing markets, the success of new products is subject to a number of conditions, including developing products that will appeal to customers and comply with existing regulations at the time of introduction. There can be no assurance that our efforts to develop innovative new products will be successful, that customers will accept new products, that we will have sufficient funds to market new products, or that we will obtain regulatory approvals of such new products, if required.

COMPETITION

      Competition in our principal markets is significant but fragmented, with competitors in the private label and market health supplements market. Increased competition could have a material adverse effect on us, as our competitors may have far greater financial and other Resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours.

      Although all future employees will be required to sign confidentiality agreements, there is no guarantee that trade secrets won't be shared with competitors or that we can enforce these agreements. Such disclosures, if made, could negatively affect our competitiveness.

      GNC is the industry leader with $1.6 billion in annual sales. Less than twenty (20) companies are realizing annual revenues in excess of $100 million including: Leiner Health Products, American Home Products, Rexall Sundown, Pharmavite, NBTY and TwinLabs Corporation. The Nutrition Business Journal reported in July 1997 that there are nearly 5,000 privately held companies with under $25 million in annual sales in the retail and manufacturing segments. Well over 2,000 companies are considered in the "mom & pop" category, with most being "first generation." Amway's Nutrilite division is the world's largest manufacturer of branded vitamins and minerals in tablet or capsule form, according to the company.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

         We obtain the raw materials for the manufacture of our products from other sources. We generally do not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products. There can be no assurance that suppliers will provide us with raw materials needed in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not wholly within our control. Our inability to obtain adequate supplies of raw materials for our products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could have a material adverse effect on our operation. However, raw materials include all natural herbs and minerals and are plentiful worldwide. Currently there are in excess of two hundred (200) primary suppliers of raw materials within the U.S. There are well over one hundred (100) manufacturers in the U.S. that could

INTELLECTUAL PROPERTY

         As of December 31, 2001, we have registered the name Green Pearls in the state of Florida. We do not have any federal trademarks.

         We intend to apply for trademark protection for several of our products. There can be no assurance that any application that we may file will be approved or even if obtained, that the use of the mark will not violate the proprietary rights of others or that our trademarks would be upheld and not prevented from using our trademarks, if challenged, any of which could have an adverse effect on us. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade names will have a material adverse effect on our business, results of operations and financial condition.

         We also rely on trade secrets and proprietary know-how. Such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how and concepts. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology that we rely upon to conduct our business.

         Unlike pharmaceutical products that rely on specific combinations of drugs and chemicals, patents cannot protect herbal products. However, management believes that simply knowing the ingredients to an herbal product does not mean that other manufacturers can duplicate the product. Effective trademark, copyright and trade secret protection may not be available in every country in which we may offer or intend to offer or sell our products. Failure to adequately protect our intellectual property rights could harm brand-name recognition, devalue our proprietary content, and adversely affect our ability to compete effectively in the marketplace. Further, defending the intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially affect the operations of the business. While we believe that our steps are adequate to secure our intellectual property rights, there can be no assurance that a third party will not misappropriate any of our proprietary information.

GOVERNMENTAL REGULATION

         Many of the Company's products are either G.R.A.S. (Generally Regarded As Safe), listed by the Food and Drug Administration ("FDA"), or do not currently require extended regulatory approval. Recent legislation has resulted in a regulatory environment, which sets what the Company considers to be reasonable limitations and guidelines on health claims and labeling for natural products. Thus, the Company believes that current and reasonably foreseeable governmental regulation will have minimal impact on its business.

         The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our products are subject to regulation by one or more federal agencies. The most active regulation has been administered by The Food and Drug Administration (hereinafter the "FDA" which regulates our products pursuant to the Federal Food, Drug and Cosmetic Act (hereinafter the "FCA") and regulations promulgated thereunder. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, over-the-counter drugs and prescription drugs, medical devices and cosmetics. In addition, the Federal Trade Commission (hereinafter the "FTC") has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of dietary supplements, over-the- counter drugs, cosmetics and foods.

         Although the dietary supplement industry is subject to regulation by the FDA and local authorities, dietary supplements, including vitamins, minerals, herbs and other dietary ingredients, now have been statutorily affirmed as a "food." Dietary supplement companies are authorized to make substantiated statements of nutritional support and, subject to several possible limitations, to market manufacture substantiated safe dietary supplement products without FDA pre-clearance. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

         Compliance with applicable FDA and any state or local statutes is critical. Although we believe that we are in compliance with applicable statutes, there can be no assurance that, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we would be able to comply with these new guidelines. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation.

         The FDCA has been amended several times with respect to dietary supplements, most recently by the Dietary Supplement Health and Education Act of 1994 (hereinafter "DSHEA"). DSHEA was enacted on October 15, 1994. It provides a new statutory framework governing the composition and labeling of dietary supplements. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, dietary supplements are generally excluded from the legal definition of "food additive."

         With respect to composition, DSHEA created a new class of "dietary supplements" consisting of vitamins, minerals, herbs, amino acids and other dietary substances to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. On the other hand, a new dietary ingredient (one not lawfully on the market before October 15, 1994) requires proof that it has been present in the food supply as an article used for food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The FDA must be supplied with such evidence at least seventy-five (75) days before the initial introduction into interstate commerce use of a new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may decide to use, And the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as adulterated until such time as reasonable expectation of safety for the ingredient can be established to the satisfaction of the FDA.

         As for labeling, DSHEA permits "statements of nutritional support" for dietary supplements without FDA preapproval. Such statements may describe how particular dietary ingredients affect the structure, function or general well being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, and, for such statements that are not about the effects on the body as a result of a dietary supplement used as a tool for its nutritive value and are not otherwise "health claims," disclose on the label that the FDA has not reviewed that statement and that the product is not intended for use for a disease, and notify the FDA of the statement within thirty (30) days after its initial use. The manner for making the disclosure and notifying the FDA are set forth in the regulations. However, there can be no assurance that the FDA will not determine that a given statement of nutritional support that we decide to make is a drug claim rather than an acceptable nutritional support statement. Such a determination would require deletion of the drug claim or our submission, and the FDA's approval of a New

Drug Application (hereinafter "NDA"), which would entail costly and time-consuming clinical studies. In addition, DSHEA allows the dissemination of "third party literature", publications such as reprints of scientific articles linking particular dietary ingredients with health benefits. Third party literature is exempted from FDA regulation as dietary supplement "labeling" and may be used in connection with the sale of dietary supplements to consumers. Such a publication may be so used if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted and a balanced view of available scientific information on the subject matter is presented. There can be no assurance, however, that all pieces of third party literature that may be disseminated in connection with our products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug or as a "misbranded" product.

         DSHEA permits substantiated, truthful and non misleading statements of nutritional support to be made in labeling, such as statements describing general well being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. Any statement of nutritional support beyond traditional claims must be accompanied by disclosure that the FDA has not evaluated such statement and that the product is not intended to cure or prevent any disease. We anticipate that the FDA will promulgate Good Manufacturing Practices (hereinafter "GMPs"), which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs. Management anticipates that the FDA may promulgate GMP regulations authorized by DSHEA, which are specific to dietary supplements. GMP regulation would require supplements to be prepared, packaged and held in compliance with such rules, and may require similar quality control provisions contained in the GMP regulations for drugs. There can be no assurance if the FDA adopts GMP regulations specific to dietary supplements, that either we or our manufacturers will be able to comply with such GMP rules upon promulgation or without incurring material expenses to do so.

         Our products and product related activities may also be subject to regulation by other regulatory agencies, including but not limited to the FTC, the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities in which our products are sold.

         Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act (hereinafter the "FTCA"). Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertising pertaining to drugs or foods, which would include dietary supplements, is and unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Pursuant to this FTC requirement, we are required to have adequate substantiation of all material advertising claims made for its products. Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

         In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. The FTC has recently issued a guidance document to assist supplement marketers of dietary supplement products in understanding and complying with the substantiation requirement.

         The FTC is authorized to use a variety of processes and remedies for enforcement, both administratively and judicially including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. State and local authorities can also regulate advertising and labeling for dietary supplements and conventional foods. There can be no assurance that state and local authorities will not commence regulatory action that could restrict the permissible scope of our product claims.

RESEARCH & DEVELOPMENT

         Health Supplement Development: The "Live Blood Cell Analysis" program is still in its developmental stage. We develop products requested by customers, and/or develop new product concepts, which we license to customers. We also actively seek and review new nutraceutical materials and delivery technologies developed by independent researchers. There's no assurance that this research and development effort will result in marketable products or services.

COMPLIANCE WITH ENVIRONMENTAL LAWS

         We believe that we are in full compliance with all relevant environmental laws. In fact, there are no environmental laws which directly impact the Company's business. Due to the nature of our operations, the cost of complying with environmental laws does not have a significant effect on our operations.

EMPLOYEES AND CONSULTANTS

         At December 31, 2001, the Company employed two (2) persons and one (1) consultant as its Acting Chief Financial Officer. We will employ additional personnel as needed. Our employees are not represented by a labor union for purposes of collective bargaining. Our relations with our employees are excellent.

Item 2.  Description of Property

         We maintain our executive offices at 310 Waymont Court, Suite 100, Lake Mary, Florida 32746. Our telephone number is (407) 328-1611 and our facsimile number is (407) 328-1612. In August 2000, Crown entered into a lease with Daniel Jack Co. for the premises located at 310 Waymont Court, Suite 100, Lake Mary, FL 32746. The property consists of approximately 1,500 square feet and serves as our headquarters. This lease has a 60-day cancellation notice clause and expires December 15, 2003. We own no real property and our personal property consists of office furnishings, computers, microscopy equipment and inventory.

Item 3.  Legal Proceedings

         No legal proceedings have been initiated either by or against us to date.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during our last fiscal year.

Item 5.  Market for our Common Equity and Related Stockholder Matters.


a)       Market Information

         Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB")under the symbol "BICO." As of February 28, 2002 there were 12,812,086 common shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We began trading on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on June 21, 2001. The following table sets forth, for the period indicated, the bid price range of our common stock.

                                                      High           Low
                                                      ----           ---
2001

Quarter Ended June 30, 2001                        $   0.45       $   0.03
Quarter Ended September 30, 2001                   $   0.90       $   0.28
Quarter Ended December 31, 2001                    $   0.69       $   0.35
Period Ended February 28, 2002                     $   0.47       $   0.43

         Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include Public Securities, Charles Schwab & Co., Knight & Co., Fleet Trading and M.H. Meyerson & Co.

         Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 persuade) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in our Common Stock and may affect the ability of shareholders to sell their shares.

(b)      Holders

         As of February 28, 2002 there were approximately 276 holders of record of our common stock.

(c)      Dividends

         We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

(d)      Recent Sale of Unregistered Securities

         Following is a list of our securities that we have issued during the last year which have not been previously reported:

Name                   Date Acquired       Number of Shares        Consideration
----                   -------------       ----------------        -------------

Robert Gingras             11/01              300,000             Cash (1) (2)
Frank Clark                11/01               23,936             Consulting (2)
Richard Wexler             11/01                5,000             Consulting (2)
Steve Scott                11/01                5,000             Consulting (2)
Irwin Newman               11/01               49,957             Consulting (2)
Jeffrey Gerstein           11/01                5,551             Consulting (2)


1. The shares were issued pursuant to the exercise of a warrant previously issued.

2. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder for the issuance of our common stock.

Item 6.  Management's Discussion and Analysis

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. Our actual results may differ significantly from the results, expectations and plans discussed.

         Bio-One Corporation was formed for the purpose of serving the emerging niche of preventive and alternative healthcare. This niche has grown to a multi-billion dollar nutritional supplement based marketplace. The market is considered to be global. We intend to pursue a strategy of becoming one of the first companies to consolidate through vertical integration mergers and marketing/distribution acquisitions. This strategy can be coupled with our line of nutritional supplement products that can be recommended to address the specific conditions identified by our Microscopy "Live Blood Cell Analysis" testing program. Our principle goal will be to acquire and operate multiple manufacturing and marketing businesses in the nutritional supplements industry. Management believes that the nutritional supplement market is ripe for consolidation. When market valuations support it, consolidation by aggregation is the most profitable approach. These conditions apply today in the consumer health care industry, specifically within the nutritional supplements segment. Our business plan is to consolidate at least one high-level manufacturing business and several marketers that fit the strict criteria we established. We have engaged the services of certain parties to represent us with the Wall Street investment banking community and institutional investors. We have also engaged Health Business Partners, one of the nutrition industry's leading mergers and acquisition consultants to identify the acquisitions. We are in the process of assembling the management team with the requisite experience to lead this growth.

         If we are successful with any of our planned acquisitions, of which there can be no assurance, the scale of our operations will increase significantly. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. There can be no assurance that the increase in operating expenses will be offset by a similar increase in revenues. Expansion of our operations may cause a significant strain on our management, financial and other resources. Our ability to manage future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in our operating expenses, as well as the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in our revenues, costs and gross margins, and therefore our results of operations.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

REVENUES

         Revenues for the year ended December 31, 2001 were $82,943 as compared to $75,447 during the year ended December 31, 2000. This represented an increase in revenues of approximately 10%. Our gross profit for 2001 was $43,245 as compared to $39,877.

OPERATING EXPENSE

         Selling, general and administrative expenses for the year ended December 31, 2001 was $710,977 as compared to $401,757. A significant portion of the professional fees set forth in both the 2001 and 2000 statement represents non- cash based payments to professionals. We had net operating losses totaling ($677,150) and ($365,213) for the years ended December 31, 2001 and 2000 respectively.
                                      -16-

ASSETS AND LIABILITIES

         Total current assets as of December 31, 2001 were $50,928 as compared to $41,663 as of December 31, 2000. Our assets consist primarily of cash, $34,103 and inventory, $15,153, as compared to $19,832 and $19,901, respectively as of December 31, 2000. Our total current liabilities as of December 31, 2001 were $293,181 as compared to $358,130. Approximately 69% of these liabilities represent accrued expenses for officer's salaries, which remain to be paid.

         Our Stockholders' deficit as of December 31, 2001 was ($222,311) as compared to ($299,861) as of December 31, 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001 the Company had cash and cash equivalents of $34,103 as compared to $19,832 as of December 31, 2000. During the third quarter of 2001, we took steps to improve our financial condition, including agreements with two shareholders to convert promissory notes totaling $100,000 to restricted common stock. We will require additional capital to reach our objectives. Our ability to obtain future financing through joint ventures, product licensing agreements, equity financing or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us. There can be no assurance that if the financing is obtained that we will be able to profitably implement our business strategy.

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

                                    PART III

Item 8. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Set forth below are the names, ages, positions and business experiences of our executive officers and directors.

Name                           Age              Position(s) with Company
----                           ---              ------------------------

Armand Dauplaise               62               Chairman and President
Kevin Lockhart                 49               Secretary


         All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities as executive officers and/or directors.

FAMILY RELATIONSHIPS

         There are no family relationships between or among the executive officers and directors of the Company.

BUSINESS EXPERIENCE

ARMAND DAUPLAISE

         Mr. Dauplaise's career of thirty years as a professional manager spans four different industries in food products and services, with senior management responsibilities at the CEO and COO level. He has extensive experience in management, operations, marketing, mergers and acquisitions. Mr. Dauplaise has received numerous industry awards for service, performance and leadership; and has served on the Boards of Directors for numerous organizations. He has served in leadership positions with Burger King Corporation, Hardees Restaurants, Hallmark Cards, National Coffee, Coffee Butler, and Premier Services. Prior to his current position as President and CEO of Bio-One, he served as the Chief Operating Officer at Leffler Enterprises where he developed and updated policies, procedures, systems, and the business plan to facilitate growth from $11 million to $20 million annually while also identifying $60,000 in annual savings. He also designed the Client Service Program, Preferred Client Rebate Program, and the Property Enhancement Program, which differentiated the company from its competition. As President of Restoring Services, Mr. Dauplaise led a floundering franchise through an industry crisis, assuming complete responsibility for management, administration, marketing, and employee supervision. He also guided the franchise to a top-five ranking out of 250 nationwide locations. While President of Premier Services, Mr. Dauplaise built and managed a snack and beverage vending leader encompassing five divisions, 100+ employees, and branch operations in four states by utilizing an industry consolidation concept. He created a "total refreshment service" concept, which represented 35% of company sales; devised a strategy that added four new markets and augmented sales by $3 million; constructed a marketing plan for an institutional food division that bolstered sales by 500% and profits by 700%; and orchestrated a turnaround, bringing a company back from a $2.3 million loss. Mr. Dauplaise established three very successful high-volume Burger King franchise restaurants, selecting sites, negotiating all contracts, directing construction, and managing operations. He did this after completing significant accomplishments as the Marketing Manager for Burger King Corporation, and as a Sales Manager for Hallmark Cards.

KEVIN LOCKHART

         As President of Green Pearls International, Mr. Lockhart launched marketing and promotional programs to sell and distribute natural health products direct to retail consumers through approximately 50-75 authorized distributors. This included the formulation of new products to address basic nutritional needs.

         In addition, he provided seminars to inform and educate consumers on supplements and natural alternatives, such as Live Blood Cell Microscopy. He also founded Green Supreme Labs, which developed the proprietary formulas for the nutritional supplement product line. As the founder of Crown Institute, he developed the microscopy testing program and its training procedures. At Crown Institute he also developed and improved the procedures for training and the equipment utilized for the microscopy testing. Additionally he formed an alliance with City College of Florida to train and provide competency certification for professionals in Live Blood Analysis Microscopy.

Section 16(a) of the Securities Exchange Act of 1934

         No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.   Executive Compensation

Name        Year     Annual     Annual          LT
and Post              Comp       Comp     Annual   Comp      LT
All                           Salary      Bonus    Comp     Rest     Comp      LTIP
                           (1) (2) (3)     ($)     Other    Stock   Options   Payout
------------------------------------------------------------------------------------

Armand      1999   $120,000
Dauplaise,
President   2000   $120,000
and Vice-
Chairman    2001   $120,000


Kevin       1999   $120,000
Lockhart,
Secretary   2000   $120,000
and Vice-
Chairman    2001   $120,000


(1)      There was no other compensation paid by us on behalf of our employees.

(2) In May 2000, we entered into an employment agreement with Armand Dauplaise to be our Vice-Chairman and President. Mr. Dauplaise draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for period of one(1) year and automatically renews for successive one(1) year terms.

(3) In May 2000, we entered into an employment agreement with Kevin Lockhart to be our Vice-Chairman and Secretary. Mr. Lockhart draws a base salary of $120,000 annually and is entitled to a monthly vehicle allowance of $350 per month. The term of the agreement is for a period of one(1) year and automatically renews for successive one(1) year terms.

         Compensation of Directors: We have no standard arrangements for compensating our directors for their attendance at meetings of the Board of Directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 2001, regarding the ownership of our Common Stock by each shareholder known to be the beneficial owner of more than five percent (5%) of our outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of our shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of         Title of    Amount and Nature of   Percent of Class
 Beneficial Owner                        Class                Beneficial Owner
-------------------------------------------------------------------------------

Armand Dauplaise             Common           3,500,000             27.3%
1630 Winter Springs Blvd.
Winter Springs, FL 32708

Kevin Lockhart               Common           3,500,000             27.3%
1253 Glencrest Drive
Heathrow, FL 32746

All Executive Officers
and directors as a Group     Common           7,000,000             54.6%
(Two (2) persons)
-------------------

         There are no arrangements, which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

         In May 2000, we issued to both Armand Dauplaise and Kevin Lockhart a total of 4,597,500 shares of our common stock as part of the acquisition of Crown. We also entered into employment agreements with both Mr. Dauplaise and Mr. Lockhart. The agreements provide in part for each to receive a base salary of $120,000 annually plus a vehicle allowance of $350 per month. Each agreement is for a term of one year and automatically renews for successive one (1) year terms. In October 2000, both Mr. Dauplaise and Mr. Lockhart each donated 1,047,500 shares each back to the Company in effort to reduce the of our issued and outstanding stock

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Item 1.           Index to Exhibits
------------      --------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation of Bio-One Corporation filed
                  February 24, 1998.

3.(i).2  [1]      Certificate of Amendment of Articles of Incorporation
                  increasing authorized capital stock filed August 7, 2000.

3.(ii).1 [1]      Bylaws of Bio-One Corporation.

4.1      [1]      Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.

4.2      [1]      Promissory Note in favor of Kevin Thomas dated August 8, 2000.

4.3      [1]      Convertible Note in favor of Margaret Schrock dated December
                  5, 2000.

10.1     [1]      Share Exchange Agreement between the Company and Crown
                  Enterprises, Inc. dated May 20,2000.

10.2     [1]      Employment Agreement between the Company and Armand Dauplaise dated May 30, 2000.

10.3     [1]      Employment Agreement between the Company and Kevin Lockhart dated May 30,  2000.

10.4     [1]      Lease Agreement between Crown Enterprises and Daniel Jack Co.
                  dated August 15,  2000.

10.5              Removed

10.6     [3]      Bio-One Corporation Year 2001  Employee/Consultant Stock
                  Compensation Plan.

10.7     [4]      Consulting Agreement between the Company and Irwin Newman
                  dated January 17, 2001.

10.8     [5]      Consulting Agreement between the Company and Frank Clark dated
                  January 17, 2001.

23.1     [3]      Consent of Parks, Tschopp, Whitcomb  & Orr, P.A.

--------------------------------------------------------------------------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed November 3, 2000.

[2] Incorporated herein by reference to the Company's amended Registration Statement on Form 10-SB filed January 5, 2001.

[3] Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed July 20, 2001.

[4] Incorporated herein by reference to the Company's Form 10-QSB for the quarter ended June 30, 2001, filed August 14, 2001.

[5] Incorporated herein by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001, filed November 9, 2001.

[6]  Filed herewith.

         (b) No reports on Form 8-K have been filed.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                           Date
---------------                     ---------------             --------------


/s/ Armand Dauplaise
-----------------------------
    Armand Dauplaise                 President and Chairman      March 28, 2002


/s/ Kevin Lockhart
-------------------------------
    Kevin Lockhart                   Secretary                   March 28, 2002

                                                             BIO-ONE CORPORATION

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                      DECEMBER 31, 2001 AND 2000

                               BIO-ONE CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                               BIO-ONE CORPORATION

                                TABLE OF CONTENTS

Independent Auditor's Report...............................................1

Financial Statements:

         Consolidated Balance Sheets.......................................2

         Consolidated Statements of Operations.............................4

         Consolidated Statements of Changes in Stockholders' Equity........5

         Consolidated Statements of Cash Flows.............................6

Notes to Consolidated Financial Statements.................................7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Stockholders
Bio-One Corporation

We have audited the accompanying consolidated balance sheets of Bio-One Corporation, as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-One Corporation as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has experienced net operating losses of $677,150 and $365,213 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, the Company continues to experience a working capital deficit and also has a stockholders' deficit of $222,311. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 3. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/:   PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
-------------------------------------------


February 8, 2002
Maitland, Florida

                               BIO-ONE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000


                                     ASSETS
                                     ------

                                                             2001         2000
                                                           -------       -------
Current assets:
      Cash                                                 $34,103        19,832
      Accounts receivable                                    1,672         1,930
      Inventory                                             15,153        19,901
                                                           -------       -------

              Total current assets                          50,928        41,663
                                                           -------       -------
Furniture and equipment                                     26,242        18,035

              Less accumulated depreciation                  8,000         3,129
                                                           -------       -------

              Net furniture and equipment                   18,242        14,906
                                                           -------       -------

Other assets:
      Deposits                                               1,700         1,700
                                                           -------       -------

                                                           $70,870        58,269
                                                           =======       =======

                                                                     (Continued)

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                           2001           2000
                                                         --------       --------
Current Liabilities
Accounts payable                                         $ 16,037         30,160
Notes payable (note 6)                                     74,502        124,502
Accrued expenses (note 5)                                 202,642        203,468
                                                         --------       --------

               Total current liabilities                  293,181        358,130
                                                         --------       --------



Common stock ($.001 par value; 100 million shares authorized;
     12,812,086 shares at December 31, 2001 and 9,970,999 shares
     at December 31, 2000 issued and outstanding)          12,812         9,971
Preferred stock ($.001 par value; 10,000,000
     shares authorized; none issued)                           --            --
Additional paid-in capital                              1,030,988       279,129
Accumulated deficit                                    (1,266,111)     (588,961)
                                                      -----------   -----------

               Total stockholders' deficit               (222,311)     (299,861)
                                                      -----------   -----------

                                                      $    70,870        58,269
                                                      ===========   ===========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2001 and 2000


                                                     2001              2000
                                                ------------       ------------
Revenue:
      Product sales                             $     82,943             75,447

Cost of goods sold                                    39,698             35,570
                                                ------------       ------------
           Gross profit                               43,245             39,877
                                                ------------       ------------

Selling, general and administrative:
      Professional fees                              532,409            231,898
      Salaries                                        58,000            115,718
      Rent                                            27,175             16,700
      Other administrative                            93,393             37,441
                                                ------------       ------------

           Total selling, general
             and administrative                      710,977            401,757
                                                ------------       ------------

Other income (expense):
      Interest expense                                (9,418)            (3,333)
                                                ------------       ------------
                Net loss                        $   (677,150)          (365,213)
                                                ============       ============

Loss per common share:
      Basic                                     $       (.06)             (0.06)
                                                ============       ============
      Diluted                                   $       (.06)             (0.06)
                                                ============       ============

Weighted average number of common
  shares outstanding:
      Basic                                       10,653,963          6,232,900
                                                ============       ============
      Diluted                                     10,653,963          6,432,900
                                                ============       ============


See accompanying notes to financial statements.

                                                         BIO-ONE CORPORATION

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               Years ended December 31, 2001 and 2000

                                                                  ADDITIONAL                  STOCK
                                            COMMON STOCK           PAID-IN      TREASURY   SUBSCRIPTION  ACCUMULATED
                                       SHARES        AMOUNT        CAPITAL        STOCK     RECEIVABLE     DEFICIT        TOTAL
                                    -----------   -----------   -----------   -----------   ---------   -----------   -----------
Balances, December 31, 1999           4,994,500   $     4,995       115,505            --      (3,500)     (223,748)     (106,748)

Common stock issued for cash            450,000         4,500        34,500            --          --            --        39,000

Common stock issued for services         51,000           510         4,590            --          --            --         5,100

Common stock subscribed               4,424,500        44,245       (40,745)           --      (3,500)           --            --

Reverse acquisition                   1,700,000       (42,630)       52,130            --          --            --         9,500

Common stock issued for cash            140,000           140        34,860            --          --            --        35,000

Stock subscription                           --            --            --            --       7,000            --         7,000

Common stock issued for cash            279,999           280        69,720            --          --            --        70,000

Common stock issued for services         26,000            26         6,474            --          --            --         6,500

Shares returned to treasury from
founders                             (2,095,000)       (2,095)        2,095         2,095          --            --         2,095

Cancellation of treasury shares              --            --            --        (2,095)         --            --        (2,095)

Net loss                                     --            --            --            --          --      (365,213)     (365,213)
                                    -----------   -----------   -----------   -----------   ---------   -----------   -----------

Balances, December 31, 2000           9,970,999         9,971       279,129            --          --      (588,961)     (299,861)

Common stock issued for cash            600,000           600       149,400            --          --            --       150,000

Common stock issued for services        795,532           795       261,805            --          --            --       262,600

Conversion of debt to common stock      555,555           556        99,444            --          --            --       100,000

Exercise of warrants                    890,000           890       241,210            --          --            --       242,100

Net loss                                     --            --            --            --          --      (677,150)     (677,150)
                                    -----------   -----------   -----------   -----------   ---------   -----------   -----------

Balances, December 31, 2001          12,812,086   $    12,812     1,030,988            --          --    (1,266,111)     (222,311)
                                    ===========   ===========   ===========   ===========   =========   ===========   ===========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2001 and 2000

                                                           2001          2000
                                                        ---------     ---------
Cash flows used in operating activities:
   Net loss                                             $(677,150)     (365,213)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization                        4,871         2,467
       Common stock issued for services                   262,600         5,100
       Changes in:
         Accounts receivable                                  258        (1,896)
         Inventory                                          4,748         8,240
         Other assets                                          --        (1,500)
         Accounts payable                                 (14,123)      (16,190)
         Accrued expenses                                    (826)      124,718
                                                        ---------     ---------
            Net cash used in operating activities        (419,622)     (244,274)
                                                        ---------     ---------

Cash flows from investing activities:
   Purchase of equipment                                   (8,207)      (11,416)
                                                        ---------     ---------
            Net cash used in investing activities          (8,207)      (11,416)
                                                        ---------     ---------

Cash flows from financing activities:
   Issuance of common stock                               392,000       151,000
   Proceeds from issuance of notes payable                 75,000       124,502
   Repayment of principal on notes payable                (25,000)           --
                                                        ---------     ---------

            Net cash provided by financing activities     442,000       275,502
                                                        ---------     ---------

Net increase in cash                                       14,271        19,812

Cash, beginning of period                                  19,832            20
                                                        ---------     ---------
Cash, end of period                                     $  34,103     $  19,832
                                                        =========     =========

Supplemental disclosure of cash flows information:
   Cash paid during the year for interest               $   9,418     $   3,333
                                                        =========     =========

Supplemental disclosure of non-cash financing and investing activities:
   During the year ended December 31, 2001 notes payable in the amount of $100,000 were converted into 555,555 shares of common stock.

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

(1)   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------------

     (A) ORGANIZATION
     ----------------
         The accompanying consolidated financial statements include the accounts of Bio-One Corporation (Bio-One) and its wholly owned subsidiary, Crown Enterprises, Inc. (Crown or the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Bio-One and subsidiaries have a December 31 fiscal year end.

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

      B) REVENUE RECOGNITION
      ----------------------
         The principal sources of revenues are derived from product sales. Revenue from product sales is recognized when the product is shipped


                                                                     (Continued)

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) (1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
    ------------------------------------------------------------------

      C) INVENTORY
      ------------
         Inventory consists of nutritional supplement products, which are valued at the lower of cost or market on first-in, first-out basis.

      D) PROPERTY AND EQUIPMENT
      -------------------------
         Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line methods.

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

      E) USE OF ESTIMATES
      -------------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      F) FAIR VALUE OF FINANCIAL INSTRUMENTS
      --------------------------------------
         The carrying amount reported in the balance sheet for cash, accounts receivable and accounts payable approximates fair values due to the immediate or short-term maturity of these financial instruments. Fair value for notes payable was based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities, and approximate carrying value.

      G) CREDIT RISKS
      ---------------
         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company sells its products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

                                                                     (Continued)

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
      --------------------------------------------------------------

      H) STOCK TRANSACTIONS
      ---------------------
         Shares issued for services performed are valued at either the fair value of equity instruments issued or the value of services performed, whichever is more reliably measurable.

      I) STOCK-BASED COMPENSATION
      ---------------------------
         The Company has adopted Statement of Financial Accounting Standards
         (SFAS) No. 123, "Accounting for Stock-Based Compensation." This pronouncement establishes financial accounting and reporting standards for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Such treatment is required for non-employee stock-based compensation. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee." Accordingly, compensation expense for employee stock options or warrants is measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount the employee must pay to acquire the stock. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see Note 6).

(2)   INCOME TAXES
      ------------

      At December 31, 2001, the Company had a net operating loss carryforward for income tax purposes of approximately $1,000,000, which is available to offset future taxable income. The loss carryforward expires in the years beginning in 2019, unless it is utilized sooner. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)   GOING CONCERN
      -------------
      The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $667,150 and $365,213 for the years ended December 31, 2001 and 2000, respectively. Additionally, there is a stockholders' deficit of $222,311 at December 31, 2001.

      These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Management's plans are to consolidate the nutritional supplement industry through vertical integration and marketing company acquisitions. There can be no assurance that the Company will be successful in accomplishing its objectives.

(4)   EARNINGS (LOSS) PER SHARE
      -------------------------
      Effective December 31, 1997, FAS 128 "Earnings per Share" requires a dual presentation of earnings per share-basic and diluted. Basic loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding of 10,653,963 in 2001 and 6,232,900 in 2000. Diluted earnings per share has been computed by dividing net loss, reduced by the amount of interest expense on convertible debt, by the weighted average number of common shares outstanding, including the dilutive effects of the convertible debt of 10,653,963 and 6,232,900 in 2001 and 2000, respectively.

(5)   COMMITMENTS
      -----------
      The Company has entered into employment agreements with two of its founding directors requiring aggregate annual salaries of $240,000 beginning in April 1999. At December 31, 2001 and 2000, $202,642 and $203,468, respectively, remained to be paid.

(6)   NOTES PAYABLE
      -------------
      Note payable to bank, bearing interest at the rate of 9%, due March 1, 2002, collateralized by accounts receivable and inventory.

                                                                        $ 74,502
                                                                        ========

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)   STOCK PURCHASE WARRANTS
      -----------------------

      The Company has issued 390,000 stock purchase warrants to existing shareholders. These warrants are exercisable at $1.00 per share or 80% of the average bid price for the first three weeks of public trading, whichever is lower. These warrants expire twelve months from the date on which the Company's common stock is quoted on the Over the Counter Bulletin Board (June 21, 2002).

      The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, under which no compensation cost for stock warrants is recognized for stock purchase warrants granted at or above fair market value.

      Had compensation expense been determined based upon fair values at the grant date for the award of warrants as described herein in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would not be materially changed from the amounts as reported in the accompanying financial statements.

      Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the years ended December 31, 2001 and 2000.