Form 10QSB
period 2002-03-31
BIO ONE CORP
filed 2002-05-15
CIK 1062431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________

                               BIO-ONE CORPORATION
                              --------------------
                (Name of Registrant as specified in its charter)



         NEVADA                          000-31889             65-0815746
        --------                       -----------             -----------
(State or other jurisdiction of      (Commission File         (IRS Employer
incorporation or organization)            No.)               Identification No.)




   310 Waymont Court, Suite 100, Lake Mary, Florida             (407)328-1611
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)




Copies of communications sent to:

Newman, Pollock & Klein, LLP
2101 NW Corporate Boulevard
Suite 414
Boca Raton, Florida 33431

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]                   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: March 31, 2002
                                            --------------


            CLASS                                 Outstanding at March 31, 2002
----------------------------                      -----------------------------
Common Stock $.001 par value                               12,812,086

                           BIO-ONE CORPORATION

PART I:   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

                  Balance Sheet as of March 31, 2002 (Unaudited)
                  and December 31, 2002                                     3-4

                  Statement of Operations for the three months
                  ended March 31, 2001 and 200 (unaudited)                  5

                  Statement of Cash Flows for the Three Months
                  Ended March 31, 2002 and 2001 (unaudited)                 6

                  Notes to Consolidated Financial Statements
                  (Unaudited) as of March 31, 2002                          7

                  Management Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-9

PART II: OTHER INFORMATION                                                  10

                               BIO-ONE CORPORATION

                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                        MARCH 31, 2002    DECEMBER 31,
                                                         (UNAUDITED)          2001
                                                           -------           -------
Current assets:
     Cash and cash equivalents                             $ 1,481            34,103
     Accounts receivable                                     3,939             1,672
     Inventories                                            17,669            15,153
                                                           -------           -------

              Total current assets                          23,089            50,928

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                      17,242            18,242

     Deposits                                                1,700             1,700
                                                           -------           -------

              Total assets                                 $42,031            70,870
                                                           =======           =======



See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                                 Balance Sheets


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                             March 31, 2002        December 31,
                                                              (Unaudited)             2001
                                                              -----------          -----------
Current liabilities:
     Accounts payable                                         $   106,718               16,037
     Accrued expenses                                             236,208              202,642
     Current installments of note payable                          74,502               74,502
                                                              -----------          -----------

              Total current liabilities                           417,428              293,181
                                                              -----------          -----------


Shareholders' equity:
     Common stock - $.001 par value, authorized 100 million
        shares; issued 12,812,086 shares                           12,812               12,812
     Additional paid in capital                                 1,030,988            1,030,988
     Accumulated deficit                                       (1,419,197)          (1,266,111)
                                                              -----------          -----------

              Total shareholders' equity                         (375,397)            (222,311)
                                                              -----------          -----------

                                                              $    42,031               70,870
                                                              ===========          ===========



See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                                    March 31,
                                                             2002               2001
                                                         (UNAUDITED)         (UNAUDITED)
                                                        ------------        ------------
Revenues:
     Net sales                                          $     20,720              12,790
                                                        ------------        ------------


Costs and expenses:
     Cost of goods sold                                        8,909               6,884
     Selling, general and administrative                     163,737             100,333
                                                        ------------        ------------

                                                             172,646             107,217
                                                        ------------        ------------

              Operating loss                                (151,926)            (94,427)

Non-operating revenue (expense):
     Interest expense                                         (1,160)             (3,769)
                                                        ------------        ------------

              Loss before income taxes                      (153,086)            (98,196)

Provision for income taxes                                        --                  --
                                                        ------------        ------------

              Net loss                                  $   (153,086)            (98,196)
                                                        ============        ============

Basic earnings per share                                $      (0.01)              (0.02)
                                                        ============        ============

Diluted earnings per share                              $      (0.01)              (0.02)
                                                        ============        ============

Weighted average number of shares outstanding             12,812,086           6,482,900
                                                        ============        ============


See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            2002             2001
                                                                         (UNAUDITED)      (UNAUDITED)
                                                                          ---------        ---------
Cash flows from operating activities:
    Net loss                                                              $(153,086)         (98,196)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation and amortization                                      1,000            1,000
           Changes in operating assets and liabilities:
              Accounts receivable                                            (2,267)             241
              Inventories                                                    (2,516)           3,031
              Accounts payable and accrued expenses                         124,247           22,788
                                                                          ---------        ---------

                   Net cash used in operating activities                    (32,622)         (71,136)
                                                                          ---------        ---------

Cash flows from investing activities:
    Purchase of property and equipment                                           --          (11,013)
                                                                          ---------        ---------

                   Net cash used in investing activities                         --          (11,013)
                                                                          ---------        ---------

Cash flows from financing activities:
    Proceeds from sale of common stock                                           --          125,000
    Proceeds from note payable                                                   --               --
                                                                          ---------        ---------

                   Net cash provided by financing activities                     --          125,000
                                                                          ---------        ---------

                   (Decrease) increase in cash and cash equivalents         (32,622)          42,851

Cash and cash equivalents - beginning of period                              34,103           19,832
                                                                          ---------        ---------

Cash and cash equivalents - end of period                                 $   1,481           62,683
                                                                          =========        =========


See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
         ----------------------------------------------

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      SALES TO MAJOR CUSTOMERS
         ------------------------

During the three months ended March 31, 2002, two customers accounted for 51%, and 25%, of total revenue.

During the three months ended March 31, 2001, one customer accounted for 76% of total revenue.

(3)      INVENTORIES
         -----------

Inventories consist of the following:

                                            DECEMBER 31,     MARCH 31, 2002
                                               2001           (UNAUDITED)
                                            -----------      --------------


               Finished goods                $15,153            17,669
                                             =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. These forward-looking statements may be impacted, either positively or negatively, by various factors Our actual results may differ significantly from the results, expectations and plans discussed. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth.

Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Revenues for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001

While our revenues increased from $12,790 to $20,720, our operating loss increased from $94,427 to $151,926. This was due primarily to a significant increase in our selling, general and administrative expenses. We incurred a net loss of $153,086 as compared to a net loss of $98.196 for the same quarter in 2001. As management focuses on future revenue sources for the Company, management will attempt to limit any significant increases in selling general and administrative expenses.

Liquidity and Capital Resources

Our current assets declined from $50,928 as of December 31, 2001 to $23,089 as of March 31, 2002. Our total assets declined from $70,870 to $42,031. The primary reason for this decline is attributable to a reduction in our cash and cash equivalents from $34,103 to $1,481. Total liabilities increased from $293,181 to $417,428 due primarily to an increase in accounts payable from $16,037 to $106,718.

Management remains focused on the sale of our current product line. The Company hopes to expand by locating similarly situated companies and using our common stock to finance future acquisitions. However, there can be no assurance that prospective acquisition candidates can be identified or can be acquired solely for our equity securities. Additional working capital will be required to increase revenues to any significant level. Management is exploring a number of different financing options. However, there can be no assurance that the Company will be successful in obtaining additional capital.

Part  11  Other Information

Item 1.   Legal Proceedings

There have been no legal proceedings filed against us.

Item 2.   Change in Securities

We have not issued any additional shares of our common stock since the end of our fiscal year, December 31, 2001 and as reported in our annual report.

Item 3.   Defaults Upon Senior Securities

We have not issued any senior securities and as such there have been no defaults.

Item 4.   Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended March 31, 2002.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-k

          (a) Exhibits.

          None

(b)       Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT:

BIO-ONE CORPORATION

/s/ Armand Dauplaise
--------------------------------
BY: Armand Dauplaisse, president


/s/ Kevin Lockhart
-------------------------------
Kevin Lockhart, Secretary


Dated: May 15, 2002