Form 10QSB
period 2002-06-30
BIO ONE CORP
filed 2002-08-14
CIK 1062431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________


                               BIO-ONE CORPORATION
                              --------------------
                (Name of Registrant as specified in its charter)



            NEVADA                      000-31889              65-0815746
            ------                      ---------              ----------
 (State or other jurisdiction of    (Commission File          (IRS Employer
 incorporation or organization)           No.)              Identification No.)


     1630 Winter Springs Blvd., Winter Springs, Florida 32708 (407) 977-1005
     -----------------------------------------------------------------------
          (Address and telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  (X)                  No   (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      June 30, 2002
                                                -------------

                    CLASS                          Outstanding at June 30, 2002
        ----------------------------               ----------------------------
        Common Stock $.001 par value                        12,834,760


                                         Copies of communications sent to:

                                            Newman, Pollock & Klein, LLP
                                            2101 NW Corporate Boulevard
                                                     Suite 414
                                             Boca Raton, Florida 33431

                               BIO-ONE CORPORATION

                                      INDEX


                                                                            Page
                                                                          Number
                                                                         ------
PART 1.           FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Balance Sheets
                    June 30, 2002 (Unaudited)
                      and December 31, 2001                               3-4

                  Statements of Operations
                   Three months and six months ended
                     June 30, 2002 (Unaudited) and
                     June 30, 2001 (Unaudited)                             5

                  Statements of Cash Flows
                      Six months ended
                      June 30, 2002 (Unaudited) and
                      June 30, 2001 (Unaudited)                            6

                  Notes to Financial Statements (Unaudited)                7

    Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8

PART II.          OTHER INFORMATION

                               BIO-ONE CORPORATION

                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                        JUNE 30, 2002     DECEMBER 31,
                                                         (UNAUDITED)         2001
                                                        -------------     ------------
Current assets:
     Cash and cash equivalents                             $  353           34,103
     Accounts receivable                                       --            1,672
     Inventories                                               --           15,153
                                                           ------           ------

              Total current assets                            353           50,928

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                      6,604           18,242

     Deposits                                               2,150            1,700
                                                           ------           ------

              Total assets                                 $9,107           70,870
                                                           ======           ======

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                                 BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                        JUNE 30, 2002     DECEMBER 31,
                                                         (UNAUDITED)         2001
                                                        -------------     ------------
Current liabilities:
     Accounts payable                                   $  129,103           16,037
     Accrued expenses                                      161,949          202,642
     Current installments of note payable                   89,502           74,502
                                                        ----------     ------------

              Total current liabilities                    380,554          293,181
                                                       ------------     ------------


Shareholders' equity:
     Common stock - $.001 par value, authorized
        100 million shares; issued 12,812,086 shares        12,812           12,812
     Additional paid in capital                          1,030,988        1,030,988
     Treasury stock, 1,750,000 shares                       (1,750)               -
     Accumulated deficit                                (1,413,497)      (1,266,111)
                                                       ------------     ------------

              Total shareholders' equity                  (371,447)        (222,311)
                                                       ------------     ------------

                                                       $     9,107           70,870
                                                       ============     ============

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                     2002           2001            2002            2001
                                                 (UNAUDITED)    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                ------------    ------------    ------------    ------------
Revenues:
     Net sales                                  $      1,500          23,077          22,220          35,867
                                                ------------    ------------    ------------    ------------

                                                       1,500          23,077          22,220          35,867

Costs and expenses:
     Cost of goods sold                                  434          13,573           9,343          20,457
     Selling, general and administrative             142,771         112,163         305,509         212,496
                                                ------------    ------------    ------------    ------------

                                                     143,205         125,736         314,852         232,953
                                                ------------    ------------    ------------    ------------

               Operating income (loss)              (141,705)       (102,659)       (292,632)       (197,086)

Non-operating revenue (expense):
     Other Income                                     146996              --          146996              --
     Interest expense                                   (590)         (2,060)         (1,750)         (5,829)
                                                ------------    ------------    ------------    ------------

               Income before income taxes              4,701        (104,719)       (147,386)       (202,915)

Provision for income taxes                                --              --              --              --
                                                ------------    ------------    ------------    ------------

               Net income (loss)                $      4,701        (104,719)       (147,386)       (202,915)
                                                ============    ============    ============    ============

Basic earnings per share                        $         --           (0.01)          (0.01)          (0.02)
                                                ============    ============    ============    ============

Diluted earnings per share                      $         --           (0.01)          (0.01)          (0.02)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     12,812,086      10,369,499      12,812,086      10,244,499
                                                ============    ============    ============    ============

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                              June 30,
                                                                         2002         2001
                                                                     (UNAUDITED)  (UNAUDITED)
                                                                      ---------    ---------
Cash flows from operating activities:
    Net loss                                                          $(147,386)    (202,915)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation and amortization                                  1,000        2,000
           Common stock issued for services                                  --        3,000
           Changes in operating assets and liabilities:
              Accounts receivable                                         1,672       (1,472)
              Inventories                                                15,153        1,018
              Accounts payable and accrued expenses                      83,011       37,981
              Other assets                                                 (450)          --
                                                                      ---------    ---------

                   Net cash used in operating activities                (47,000)    (160,388)
                                                                      ---------    ---------

Cash flows from investing activities:
    Purchase of property and equipment                                       --      (11,013)
                                                                      ---------    ---------

                   Net cash used in investing activities                     --      (11,013)
                                                                      ---------    ---------

Cash flows from financing activities:
    Purchase of treasury stock                                           (1,750)
    Proceeds from sale of common stock                                       --      150,000
    Payment of principal on note payable                                     --      (25,000)
    Proceeds from note payable                                           15,000       75,000
                                                                      ---------    ---------

                   Net cash provided by financing activities             13,250      200,000
                                                                      ---------    ---------

                   (Decrease) increase in cash and cash equivalents     (33,750)      28,599

Cash and cash equivalents - beginning of period                          34,103       19,832
                                                                      ---------    ---------

Cash and cash equivalents - end of period                             $     353       48,431
                                                                      =========    =========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
         ----------------------------------------------

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and results of operations and cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      SALES TO MAJOR CUSTOMERS
         ------------------------

         During the six months ended June 30, 2002, two customers accounted for 52% and 26% of total revenue.

         During the six months ended June 30, 2001, three customers accounted for 51%, 19% and 17%, respectively, of total revenue.

(3)      INVENTORIES
         -----------

         Inventories consist of the following:

                                            DECEMBER 31,      JUNE 30, 2002
                                                 2001          (UNAUDITED)
                                            ------------       -----------

                   Finished goods             $15,153                --
                                            ============       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes. The discussion and analysis contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Our actual results may differ significantly from the results, expectations and plans discussed. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward- looking statements.

Bio-One Corporation will serve the emerging niche market of preventive and alternative healthcare. This niche has grown to a multi-billion dollar nutritional supplement based marketplace. The market is considered to be global. We will pursue a strategy of consolidation through vertical integration mergers and marketing/distribution acquisitions in Florida and the Southeast region of the United States.. Our principle goal will be to acquire and operate at least one high-level manufacturing business and several marketing companies that fit the strict criteria we established. Management believes that the nutritional supplement market is ripe for selective consolidation. We are in the process of assembling the management team with the requisite experience to lead this growth and in furtherance thereof have taken the following actions:

1) We entered into an Agreement with Kevin Lockhart, the Company's former secretary and director, wherein Mr. Lockhart resigned as an officer, director, and employee of Bio-One Corporation, effective June 30, 2002. Mr. Lockhart returned to the treasury 1,750,000 shares of the stock he previously held and forgave back pay totaling $173,000. In return he received certain assets, valued at $5,000, from the Bio-One Corporation's wholly owned subsidiary Crown Enterprises, Inc.

2) Armand Dauplaise, our President, loaned us $15,000 for working capital. The loan is repayable on demand with interest due on the outstanding principal balance of 5% per annum.

3) We signed an agreement with Cornell Capital Partners, LP to provide up to $10 million in funding for the Company. A more detailed description of this transaction is set forth under "Subsequent Events."

REVENUES AND EXPENSES FOR THE THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

While our revenues decreased from $23,077 to $1,500, our operating loss decreased from $104,719 to a gain of $4,701. This was due primarily to the Lockhart Agreement and a significant decrease in our selling, general and administrative expenses. We incurred a net profit of $4,701 as compared to a net loss of $104,719 for the same quarter in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets declined from $23,089 as of March 31, 2002 to $353 as of June 30, 2002. Our total assets declined from $42,031 to $9,107. The primary reason for this decline is attributable to the Lockhart Agreement. Total liabilities decreased from $417,428 to $380,554 due primarily to the Lockhart Agreement.

Management remains focused on implementing the Bio-One business plan. The Company plans to expand by acquiring other companies and using a combination of cash, notes and our common stock to finance the future acquisitions. For additional information, please see the section on "Subsequent Events."

SUBSEQUENT EVENTS

On July 25, 2002, Bio-One Corporation signed an agreement with Cornell Capital Partners, LP for a $10,000,000 Equity Line of Credit investment. Cornell Capital is a domestic hedge fund, which makes investments in, small-to-mid-sized publicly traded companies. Under the Equity Line Agreement, Bio-One has the right, but not the obligation to require Cornell Capital to purchase shares of Bio-One common stock up to a maximum amount of $10,000,000 over a 24-month period. There is no minimum draw down although Bio-One may make draws, as provided below, during the term of the Equity Line. Pursuant to terms of the Equity Line Agreement, Bio-One is required to file with the SEC a registration statement covering the shares to be acquired by Cornell Capital. The 24-month term commences upon the effective date of the registration statement. The purchase price of the shares will be 100% of the lowest closing bid price of Bio-One common stock during the six consecutive trading days immediately following receipt of the Company's notice of its intent to make an Equity Line draw, which notice may be withdrawn by the Company. Bio-One paid Cornell Capital a one-time fee equal to $350,000, payable in 1,478,261 shares of restricted common stock. Cornell Capital is entitled to retain 5% of each Equity Line advance. The application of these funds will enable management to accelerate the launch of the Bio-One merger strategy.

On July 22, 2002, Armand Dauplaise, our President, entered into a personal loan agreement with an unaffiliated third party to borrow $150,000. As security for the loan he pledged 1,500,000 shares of his restricted common stock in Bio. Upon receipt of the loan proceeds, Mr. Dauplaise will loan the funds to the Company under the same terms and conditions as set forth in his loan agreement. Management believes that these funds will provide adequate working capital for Bio-One prior to commencing the Cornell Capital Equity Line draw down.

PART  11.  OTHER INFORMATION

Item 1.     Legal Proceedings

On or about July 10, 2002, a complaint was filed by Kevin Lockhart against Bio-One Corporation and Armand Dauplaise. The matter was settled and dismissed on July 24, 2002.

Item 2.     Change in Securities

Following is a list of our securities that we have issued during the last quarter.

        Name             Date Acquired      Number of Shares     Consideration
 -----------------       -------------      ----------------     -------------
Irwin Newman                  04/02               20,484         Consulting (1)
Jeffrey Gerstein              04/02                2,276         Consulting (1)

     We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder for the issuance of our common stock.

      We have not issued any additional shares of our common stock during the quarter ended June 30, 2002.

Item 3.   Defaults Upon Senior Securities

We have not issued any senior securities and as such there have been no defaults.

Item 4.  Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended June 30, 2002.

Item 5.   Other Information

        None.

Item 6.   Exhibits and Reports on Form 8-K.

       (a) Exhibits

            10.1   Cornell Capital Partners, LP Equity Line of Credit

            99.1      Financial Certification

       (b) Reports on Form 8-K

             None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT:

BIO-ONE CORPORATION


     /s/ Armand Dauplaise
-------------------------------
By: Armand Dauplaise, President


Dated: August 13, 2002