Form 10QSB
period 2002-10-30
BIO ONE CORP
filed 2002-11-14
CIK 1062431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                    Yes  (X)         No   (  )

                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      September 30, 2002
                                                ------------------

                  CLASS                    Outstanding at September 30 2002
        ----------------------------       --------------------------------
        Common Stock $.001 par value               12,611,272

                        Copies of communications sent to:

                          Newman, Pollock & Klein, LLP
                           2101 NW Corporate Boulevard
                                    Suite 414
                            Boca Raton, Florida 33431

                               BIO-ONE CORPORATION

PART I:   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

                  Balance Sheet as of September 30, 2002 (Unaudited)
                  and December 31, 2001                                    3-4

                  Statement of Operations for the three and nine months ended September 30, 2002 (unaudited); and September
                  30, 2001                                                 5

                  Statement of Cash Flows for the nine months
                  ended September 30, 2002 (unaudited) and
                  September 30, 2001                                       6

                  Notes to Consolidated Financial Statements
                  (Unaudited) as of September 30, 2002                     7

                  Management Discussion and Analysis of Financial
                  Condition and Results of Operations                      8-9


PART II: OTHER INFORMATION                                                 10

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               BIO-ONE CORPORATION

                                 Balance Sheets


                                     Assets

                                                           September 30,   December 31,
                                                          2002 (Unaudited)     2001
                                                          ----------------    ------
Current assets:
     Cash and cash equivalents                                $144,801        34,103
     Accounts receivable                                          --           1,672
     Inventories                                                  --          15,153
                                                              --------        ------

               Total current assets                            144,801        50,928

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                           6,958        18,242

     Deposits                                                     --           1,700
                                                              --------        ------

               Total assets                                   $151,759        70,870
                                                              ========        ======

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                                 Balance Sheets

                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                                   September 30,         December 31,
                                                                  2002 (Unaudited)          2001
                                                                  ---------------        -----------
Current liabilities:
     Accounts payable                                               $    97,620               16,037
     Accrued expenses                                                   155,049              202,642
     Current installments of note payable                                74,502               74,502
     Shareholder loans                                                   71,008                 --
                                                                    -----------          -----------

               Total current liabilities                                398,179              293,181
                                                                    -----------          -----------


Shareholders' equity:
     Common stock - $.001 par value, authorized 100 million
        shares; issued 9,844,999 and 12,611,272 shares                   15,213               12,812
     Additional paid in capital                                       1,763,217            1,030,988
     Treasury stock                                                      (1,750)                --
     Accumulated deficit                                             (2,023,100)          (1,266,111)
                                                                    -----------          -----------

               Total shareholders' equity                              (246,420)            (222,311)
                                                                    -----------          -----------

                                                                    $   151,759               70,870
                                                                    ===========          ===========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            Statements of Operations

                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                        2002               2001               2002               2001
                                                    (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                    -----------       ------------        -----------        -----------
Revenues:
     Net sales                                     $         --             30,300             22,220             66,167
                                                   ------------       ------------       ------------       ------------

                                                             --             30,300             22,220             66,167

Costs and expenses:
     Cost of goods sold                                      --              5,570              9,343             26,027
     Selling, general and administrative                608,751            346,358            914,260            557,854
                                                   ------------       ------------       ------------       ------------

                                                        608,751            351,928            923,603            583,881
                                                   ------------       ------------       ------------       ------------

               Operating income (loss)                 (608,751)          (321,628)          (901,383)          (517,714)

Non-operating revenue (expense):
     Other income                                            --               --                                  146996
     Interest expense                                      (852)            (2,390)            (2,602)            (8,219)
                                                   ------------       ------------       ------------       ------------

               Income before income taxes              (609,603)          (324,018)          (756,989)          (525,933)

Provision for income taxes                                   --                 --                 --                 --
                                                   ------------       ------------       ------------       ------------

               Net income                          $   (609,603)          (324,018)          (756,989)          (525,933)
                                                   ============       ============       ============       ============

Basic earnings per share                           $      (0.04)             (0.03)             (0.06)             (0.05)
                                                   ============       ============       ============       ============

Diluted earnings per share                         $      (0.04)             (0.03)             (0.06)             (0.05)
                                                   ============       ============       ============       ============

Weighted average number of shares outstanding        14,012,792         11,534,135         13,612,556         10,494,737
                                                   ============       ============       ============       ============

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            Statements of Cash Flows

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     2002             2001
                                                                  (Unaudited)      (Unaudited)
                                                                   ---------        --------
Cash flows from operating activities:
    Net loss                                                       $(756,989)       (525,933)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation and amortization                               1,000           3,000
           Common stock issued for services                          494,630         203,000
           Changes in operating assets and liabilities:
               Accounts receivable                                     1,672            (911)
               Inventories                                            15,153          (1,025)
               Accounts payable and accrued expenses                  44,274          43,877
               Other assets                                            1,700            --
                                                                   ---------       ---------

                    Net cash used in operating activities           (198,560)       (277,992)
                                                                   ---------       ---------

Cash flows from investing activities:
    Purchase of property and equipment                                    --         (11,013)
                                                                   ---------       ---------

                    Net cash used in investing activities                 --         (11,013)
                                                                   ---------       ---------

Cash flows from financing activities:
    Purchase of treasury stock                                        (1,750)
    Proceeds from sale of common stock                               240,000         320,100
    Payment of principal on note payable                                  --         (25,000)
    Proceeds from note payable                                        71,008          75,000
                                                                   ---------       ---------

                    Net cash provided by financing activities        309,258         370,100
                                                                   ---------       ---------

                    Increase in cash and cash equivalents            110,698          81,095

Cash and cash equivalents - beginning of period                       34,103          19,832
                                                                   ---------       ---------

Cash and cash equivalents - end of period                          $ 144,801         100,927
                                                                   =========       =========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                          Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements
         ----------------------------------------------

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and results of operations and cash flows for the nine-month periods ended September 30, 2002and 2001 The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers
         ------------------------

         During the nine months ended September 30, 2002 two customers accounted for 52% and 26%, respectively, of total revenue.

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

Bio-One Corporation was formed for the purpose of serving the emerging niche market of preventive and alternative healthcare. This niche has grown to a multi-billion dollar nutritional supplement based marketplace. The market is considered to be global. The Company's business focus is to acquire and operate one manufacturing and multiple marketing businesses in the nutritional supplements industry. The Company intends to launch a vertical integration and consolidation plan within the nutritional supplements industry by targeting companies under $25.0 million in annual sales in Florida and the Southeast region of the United States. Our principle goal will be to acquire companies that fit the strict criteria we established. Management believes that the nutritional supplement market is ripe for selective consolidation. We are in the process of assembling the management team with the requisite experience to lead this growth and in furtherance thereof have taken the following actions:

1) Armand Dauplaise, our President & CEO loaned us $71,008 for working capital. If the loans are not converted to equity, they are repayable with interest due on the outstanding principal balance at 5% per annum. The repayment amounts and dates are $15,000 on May 16, 2003; $27,600 on September 4, 2003; $25,200 on September 18, 2003; and $3,208 on October 7, 2003.
2)   On July 25, 2002, Bio-One Corporation signed an agreement with
     Cornell Capital Partners, LP for a $10,000,000 Equity Line of Credit investment. Cornell Capital is a domestic hedge fund, which makes investments in, small-to-mid-sized publicly traded companies. Under the Equity Line Agreement, Bio-One has the right, but not the obligation to require Cornell Capital to purchase shares of Bio-One common stock up to a maximum amount of $10,000,000 over a 24-month period commencing September 3, 2002. There is no minimum draw down although Bio-One may make draws, as provided below, during the term of the Equity Line. The purchase price of the shares will be 100% of the lowest closing bid price of Bio-One common stock during the six consecutive trading days immediately following receipt of the Company's notice of its intent to make an Equity Line draw, which notice may be withdrawn by the Company. Bio-One paid Cornell Capital a one-time fee equal to $350,000, payable in 1,478,261 shares of restricted common stock. Cornell Capital is entitled to retain 5% of each Equity Line advance.

3) On August 27, 2002 the Company filed an SB-2 Registration Statement with the SEC and registered 30,000,000 shares of common stock for the purpose of raising equity capital. On September 3, 2002 the SEC declared the registration statement effective.
4)   On September 17, 2002 Cornell Capital Partners, LP advanced
     $200,000 under the terms of the Equity Line Agreement with the shares to be valued and issued in ten puts over a period of 105 days. We issued 2 million shares of common stock in connection with this financing. The shares are being held in escrow subject to pricing.

REVENUES AND EXPENSES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

We had no revenues during this past quarter as compared to $30,300 for the three months ended September 30, 2001. Our operating loss increased from $324,018 to $609,603. Our lack of revenues is due to management's decision to either terminate or dispose of nonprofitable operations and concentrate on potential acquisition candidates. The significant increase in our operating loss was due to the expensing of the shares issued to Cornell Capital Partners, LP for fees related to the Equity Line Agreement and does not represent cash expenditures by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets increased from $353 as of June 30, 2002 to $144,801 as of September 30, 2002. Our total assets increased from $9,107 to $151,759. The reason for this increase is attributable to the $240,000 equity investments. Total liabilities increased from $380,554 to $398,179 due to the accruing of a portion of the President's compensation.

Management remains focused on implementing the Bio-One business plan. The Company plans to expand by acquiring other companies and using a combination of cash, notes and our common stock to finance the future acquisitions.
For additional information, please see the section on "Subsequent Events."

SUBSEQUENT EVENTS

In late October, Bio-One signed a letter of intent to acquire a 16-year old company engaged in the distribution of branded nutritional supplements. The company's audited financial statements indicate annual revenues of $18 million with $2.5 million EBITDA. The company develops proprietary, brand name, nutritional products for diet, anti-aging and beauty. These products are sold to consumers via direct mail, the Internet and infomercials. Subject to Bio-One securing sufficient financing, the parties anticipate closing of the transaction within the next 60 days.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

NONE

Item 2.   Change in Securities

Following is a list of our securities that we have issued during the last quarter.

      Name         Date Acquired    Number of Shares     Consideration
-----------------  -------------    ----------------     -------------
Robert Gingras         08/02            200,000              $40,000
Irwin Newman           07/02             21,250            Consulting (1)
Jeffrey Gerstein       07/02              2,360            Consulting (1)
Mark Angelo            09/02            266,087            Equity Line Fee
Matt Beckman           09/02            266,087            Equity Line Fee
Joseph Donohue         09/02            266,087            Equity Line Fee
Robert Farrell         09/02            266,087            Equity Line Fee
Howard & Pamela        09/02            147,826            Equity Line Fee
Salamon
George Kanakis         09/02            133,044            Equity Line Fee
Gerald Eicke           09/02            133,043            Equity Line Fee
Westrock Advisors,
Inc.                   09/02             43,479            Equity Line Fee
Butler Gonzalez LP     09/17          2,000,000            Equity Line
Escrow Account

We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder for the issuance of our common stock.

Item 3.   Defaults Upon Senior Securities

We have not issued any senior securities and as such there have been no defaults.

Item 4.  Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended September 30, 3003.

Item 5.   Other Information

            None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a) Exhibits

               99.1      Financial Certification

           (b) Reports on Form 8-K

                A report on Form 8-k was filed August 2, 2002 in connection with a change in control related to the redemption of shares of common stock owned by Kevin Lockhart.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT:

BIO-ONE CORPORATION


/s/ Armand Dauplaise
--------------------
By: Armand Dauplaise, President


Dated: November 13, 2002