Form 10KSB
period 2002-12-31
BIO ONE CORP
filed 2003-03-24
CIK 1062431

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NO.: 000-31889


                               BIO-ONE CORPORATION
               --------------------------------------------------
               (NAME OF SMALL BUSINESS REGISTRANT IN ITS CHARTER)



          NEVADA                                                 65-0815746
 -------------------------                                   ------------------
STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                            1630 WINTER SPRINGS, BLVD
                          WINTER SPRINGS, FLORIDA 32708
                   ------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                  REGISTRANT'S TELEPHONE NUMBER: (407) 997-1005

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE
             ON WHICH REGISTERED
                    NONE                                NONE
             -------------------                ---------------------

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (TITLE OF CLASS)

NAME OF EXCHANGE: NASDAQ: OTCBB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [X]    No [ ]


                        COPIES OF COMMUNICATIONS SENT TO:
                        ---------------------------------

                        Newman, Pollock & Klein, LLP
                        2101 NW Corporate Boulevard
                        Suite 414
                        Boca Raton, FL   33431
                        Tel.  (561) 997-9920
                        Fax: (561) 241-4943

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 6, 2003 is $1,319,828.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
----------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of February 6, 2003, there were 18,854,695 shares of the Company's $0.001 par value common stock issued and outstanding. No preferred shares are issued and outstanding.


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

CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward-looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Form 10-KSB, Forms 10-QSB, Forms 8-K, and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "would," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

         Form 10-KSB for the year ended December 31, 2001
         Form 10-QSB for the quarter ended March 31, 2002
         Form 10-QSB for the quarter ended June 30, 2002
         Form 10-QSB for the quarter ended September 30, 2002
         Form 10-SB 12(g) filed November 3, 2000 and all amendments thereto Form SB-2 filed August 27, 2002 and all amendments thereto

                                     PART I

Item 1. Description of Business

         (a) Business Development; BIO-ONE CORPORATION ("we, hereinafter referred to as "our Company" or "BIO") was incorporated on February 24, 1998 in Nevada to engage in the Nutritional Supplement Marketing and Internet Consulting business. BIO and Crown Enterprises, Inc., an unaffiliated Florida corporation ("Crown"), entered into an Agreement and Plan of Share Exchange, dated May 30, 2000, (the "Share Exchange") pursuant to which the shareholders of Crown on May 30, 2000 (the "Exchange Date") were issued 10,000,000 shares of our Common Stock $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of Crown. Prior to the exchange, we had 20,000,000 shares of authorized common stock of which 1,700,000 shares were issued and outstanding. None of our preferred stock was outstanding. All of our outstanding shares were fully paid and non-assessable, free of liens, encumbrances, options, restrictions and legal or equitable rights of others not a party to the Share Exchange. The Share Exchange called for the resignation of our original officers and directors, who no longer have any continued involvement with us, and the appointing of a new board and officers consisting of Armand Dauplaise, President and Chairman of the Board, and Kevin Lockhart, Secretary and Director. As of the Exchange Date, Crown became our wholly owned subsidiary. For accounting purposes, we treated the transaction as a reverse acquisition with Bio as the surviving entity.

On July 26, 2000, we approved and ratified an increase in the number of authorized shares of common stock from 20 million to 100 million. On the same date, we approved and ratified an increase in the number of authorized shares of our preferred shares from one million to 10 million.

We currently operate as Bio-One Corporation. Any discussion regarding our operations includes both Bio-One Corporation and our wholly owned subsidiary, Crown Enterprises, Inc.

Our principal place of business is located at 1630 Winter Springs Blvd., Winter Springs, Florida 32702, and our telephone number at that address is (407) 977-1186.

Concurrently with our acquisition of Crown, we entered into employment agreements with Mr. Dauplaise and Mr. Lockhart. Each agreement called for a base salary of $120,000 annually and a monthly vehicle allowance of $350 per month. Each agreement was for a term of one year and automatically renews for successive one (1) year terms. Mr. Lockhart is no longer associated with the Company and as a result his employment agreement has been terminated.

On June 30, 2002, Kevin Lockhart resigned as an officer, director and employee of the Company and Irwin Newman was appointed Secretary and Armand Dauplaise was appointed assistant secretary.

On August 27, 2002, we filed an SB-2 Registration Statement with the Securities and Exchange Commission. The purpose of the registration statement was to register a total of 30 million shares of the Company'`s common stock for and on behalf of various selling shareholders including Cornell Capital. The registration statement was filed in conjunction with a equity line of credit in the amount of $10 million by Cornell for and on behalf of the Company for general working capital purposes and to finance our acquisition strategy.

         (b) Business of Registrant

                             DESCRIPTION OF BUSINESS

OUR BUSINESS

We are seeking to become a leading manufacturer and marketer of brand name nutritional supplements sold through multiple distribution pipelines. This strategy will be dependent upon our successfully acquiring manufacturing, marketing and distribution companies currently engaged in various aspects of this industry.

THE NUTRITIONAL SUPPLEMENT INDUSTRY

Based on estimates in recent market reports, management believes that the U.S. retail market for vitamins, minerals and other supplements, including sports nutrition products and nutritionally enhanced foods and diet products, was approximately $50 billion in 2000. Of this total, supplement sales (including vitamin, herbs and minerals ("VMS Products")) accounted for approximately $17 billion. The VMS Products category grew significantly during the 1990's due in part to widespread publicity surrounding the purported benefits of herbs such as echinacea, garlic, ginseng, gingko, saw palmetto and St. Johns's Wort.

As the "baby boomer" population ages and life expectancies and discretionary income increases, more emphasis is being placed on the quality of a person's health and wellness. People want to live well as they live longer. The Consumer Health Care Products Association ("CHPA") presented evidence of the strength of the Self-Care Movement in a recent survey. Among the respondents:

73% would rather treat themselves at home then see a doctor. 96% say they are generally confident about health care decisions they make for themselves.

Readers will be very familiar with the statistics on the graying of America and the enormous impact of the aging baby boomers. This will have a disproportionate effect on health care expenditure and even more so on nutritional supplement sales, because of the popularity of those products with older people. It is estimated that the population of those 65 years and older will double to nearly 25% of the U.S. population by the year 2030. Up to 85% of elderly people have diseases that could be alleviated with nutritional interventions such as changes in dietary patterns or supplement use. Nutritional supplement use is prevalent among the elderly, ranging from 30% to more than 70%, depending on the population studied and the frequency of supplement use. It is well documented that elders who take nutritional supplements have higher intakes of vitamins and minerals and are more likely to meet the recommended dietary allowance for many vitamins and minerals. A national survey just published by the National Nutritional Foods Association revealed that 65% of adults aged 50 or older said they consider nutritional supplements to be essential for people their age.

In another study, 27% of household expenditures on Vitamins, Minerals and Supplements ("VMS") were by people aged over 60. We are therefore confident that over the long-term nutritional supplement sales will grow at over 8% per year, thus generating more than $1.3 billion in new retail sales each year.

A related trend is the growth in use of Complementary and Alternative Medicine Services ("CAM"). A recent survey showed that 42% of Americans now routinely use CAM therapies. 80% of spending on CAM services is out-of-pocket, non-reimbursable dollars and consumers make almost twice as many visits to CAM practitioners as they do to primary care practitioners. A powerful recent trend has been the establishment of so-called Integrative Medicine practices, in which practitioners use both traditional and alternative methods. A central feature of CAM and Integrative Medicine is a search for alternatives to drug therapy and in many cases this leads practitioners to recommending and in some cases selling nutritional supplements. We believe this trend, which is driven by consumer demand will further reinforce the growth in sales of consumer health products such as nutritional supplements.

Not all product categories within nutritional supplements are of equal interest. While over 100 million Americans report taking a supplement regularly and up to 170 million say they have taken a supplement at some time in the last year, many are simply taking a multivitamin or a simple letter vitamin. While vitamin sales should not be overlooked the real growth in the future is likely to be in products developed to address a particular health condition or to enhance performance. In 2000, when vitamin sales grew at only 1%, specialty supplements and sports nutrition products grew at 12% and 10% respectively. Bio-One is particularly focused upon specialty supplements, which require superior scientific research and product development expenditure, but which also command the industry's most attractive margins.

Vitamins and other nutritional supplements are sold primarily through six channels of distribution: health food stores, drug stores, supermarkets and other grocery stores, discount stores, mail order and direct sales organizations. Mass market retailers (drug stores, grocery stores and discount stores) account for approximately 40% of sales while health food stores, mail order, and direct selling account for approximately 60% of sales.

The domestic nutritional supplement industry is highly fragmented with a number of small competitors involved in manufacturing and marketing vitamins and other nutritional supplement products to health food retailers and distributors. Most of these companies are relatively small businesses operating on a local or regional basis. If we acquire a manufacturing facility and several of these small local or regional firms, we will then have the foundation to aggressively move forward with our business strategy. The Company believes that it is strategically positioned to participate in the consolidation of this market. The Company's strategy is to increase sales and profits by acquiring companies, which will enable us on a combined basis to become a recognized name in the ever growing vitamin and nutritional supplement field. We will meet these objectives by targeting companies which management believes are undervalued. We will look to acquire a manufacturing facility which will not only produce our vitamins and supplements but will manufacture product and increase our revenues by offering services to third party distributors. Once we have acquired the manufacturing facility, we will focus on the distributors who market nutritional supplements. Future acquisitions could be financed by internally generated funds, institutional financing, public or private placement of our debt or equity securities or a combination of these. There can be no assurance that we will be able to make acquisitions on favorable terms or provide adequate financing.

THE NUTRITIONAL SUPPLEMENT MARKET

With an aging baby boom population striving to retain their health and vitality, nutritional supplements and vitamins are in growing demand.

Nutritional supplements are natural, nutritional, biologically active materials formulated to provide specific health benefits to humans. Nutraceuticals are biologically active materials, derived from plant, microbial or animal sources, which are formulated to provide specific health and productivity benefits including, but not limited to, functional foods, fermented foods, phytochemicals, microbial feed additives, probiotics, herbal products, vitamins and health supplements.

PRODUCT RISKS

Although many of the ingredients in the products which we seek to manufacture and distribute are vitamins, minerals, herbs and other substances which have a long history of human consumption, there can be no assurance that consumers will not have an adverse reaction to any of these products.

We have not conducted our own research of our products, their effects on people as compared with the desired results, nor any possible side effects that use of our products may cause. If one of our products or a product which will be manufactured is found to have adverse side effects, it could seriously impact our business. We believe that we can limit the potential impact of a product liability suit by diversifying our product line. We also intend to carry product liability insurance. However, if we were to be found liable in a product liability suit, the outcome would have a serious adverse affect on our operations.

PRINCIPAL PRODUCTS AND SERVICES

We do not currently market any nutritional supplements.

MANUFACTURING

We do not currently manufacture any products. While we believe the acquisition of a manufacturing facility will be key to our overall business strategy, we may acquire marketing and distribution companies before we are able to fully implement our business strategy. Until such time as we can manufacture our own products, we will continue to use third party manufacturers.

The principal markets in which we compete are competitive and fragmented, with competitors in both the private label market and health supplements market. The term "private label market" describes product distributors who have outsourced the manufacturing of their product. Over ninety percent (90%) of all nutritional supplements companies have someone else manufacture their products and place their "private label" on the products. We do not believe that this the most efficient way to operate.

SOURCE OF RAW MATERIALS

Currently there are in excess of two hundred (200) primary suppliers of raw materials within the U.S. There are well over one hundred (100) manufacturers in the U.S. that could manufacture our products.

MARKETING

No current marketing, sales or distribution system is currently in place. During the last quarter, Mr. Armand Dauplaise's primary effort has been devoted to negotiating with investment banking sources for the Company and identifying potential acquisition candidates.

The foregoing discussion is predicated upon us generating significant revenues and raising additional capital to fully implement our consolidation strategy. We plan to develop a sales and marketing/customer service department dedicated to selling our services and proprietary products and technologies to branded companies in the health supplement industry.

The primary markets for our services and products are in the preventive and alternative healthcare fields. Preventive and alternative healthcare programs and systems establish very specific requirements in helping improve and maintain citizenry health. We believe that the market is global and growing rapidly.

As nutritional supplements use combined with preventive and alternative healthcare become more readily accepted, the Company believes physicians and other healthcare providers will be targeted for marketing purposes.

EFFECT OF UNFAVORABLE PUBLICITY

We believe that the nutritional supplement market is affected by national media attention regarding the consumption of nutritional supplements. There can be no assurance that future scientific research or publicity will be favorable to the nutritional supplement market of any particular product, or consistent with earlier research or publicity. Future reports or research that are perceived as less favorable or that question such earlier research could have a material adverse effect on us. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies could have a material adverse impact on the Company. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume such products as directed. In addition, the Company may not be able to counter the effects of negative publicity concerning the efficacy of its products.

DEPENDENCE ON NEW PRODUCTS

Our ability to grow will not only be dependent upon the success of our acquisition program but our ability to introduce new and innovative products into such markets. We will attempt to introduce additional products in our existing markets. The success of new products is subject to a number of conditions, including developing products that will appeal to customers and comply with existing regulations at the time of introduction. There can be no assurance that our efforts to develop innovative new products will be successful, that customers will accept new products, or that we will obtain regulatory approvals of such new products, if required. In addition, no assurance can be given that new products currently experiencing strong popularity and rapid growth will maintain their sales over time.

COMPETITION

Competition in our principal markets and the private label market is intense and fragmented. Increased competition could have a material adverse effect on us, as our competitors may have far greater resources available to them and possess superior manufacturing, distribution and marketing capabilities.

Nutritional and dietary supplement products involve highly competitive markets. We are in the process of developing our marketing strategies and product lines and expect that both will involve an ever-changing and evolving process. Although we will attempt to competitively price our products, provide superior quality products, and achieve success through attentive and efficient customer service and effective marketability strategies, we are limited by a number of factors, including the developmental character of our company and the unpredictability and uncertainty of our future revenues. In addition, we are limited by the competitive nature of the nutritional supplement industry in which more established companies may offer any combination of the following: superior service, more competitive pricing, superior product quality and availability, a variety of marketing strategies and distribution networks and profitability achieved through sales volume and narrow profit margins. There are many well-established competitors with substantially greater financial revenues, as well as, significant new market entrants. Many of these competitors have been in existence for substantially longer periods of time than we have and may be better established in the market where we want to operate. Further, they may have sufficient revenue streams to engage in extensive advertising and promotional campaigns far in excess of our marketing capabilities. In addition, many of the competitors in this field are privately held, leading to lack of available data.

GNC is the industry leader with $1.3 billion in annual sales. Less than twenty
(20) companies are realizing annual revenues in excess of $100 million including: Leiner Health Products, American Home Products, Rexall Sundown, Pharmavite, NBTY and TwinLab Corporation.

The Nutrition Business Journal reported that are nearly 5,000 privately held companies with under $25 million in annual sales in the retail and manufacturing segments. Well over 2,000 companies are considered in the "mom & pop" category, with most being "first generation." Amway's Nutrilite division is the world's largest manufacturer of branded vitamins and minerals in tablet or capsule form, According to the company. Over 90% of all supplement-marketing companies outsource their manufacturing.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

We will obtain the raw materials for the manufacture of our products from other sources. We generally will not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products. There can be no assurance that suppliers will provide us with raw materials needed in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not wholly within our control. Our inability to obtain adequate supplies of raw materials for our products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could have a material adverse effect on the Company. However, raw materials include all natural herbs and minerals and are plentiful worldwide.

TRADEMARKS

PROPRIETARY PROTECTION

Our business prospects will depend largely upon our ability to capitalize on favorable consumer recognition of our trade names. We do not currently hold any trademarks. However, as we pursue our consolidation strategy, we intend to rely on trademarks obtained from any of our acquired companies or promote the use of the Bio-One name. Even if we are successful in obtaining trademark, there can be no assurance that our trademarks will not violate the proprietary rights of others or that our trademarks would be upheld and not prevented from use, if challenged, any of which could have an adverse effect on us.

We will also rely on trade secrets and proprietary know-how, and employ various methods to protect our concepts. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how and concepts.

Unlike pharmaceutical products that rely on specific combinations of drugs and chemicals, patents cannot protect herbal products. However, management believes that simply knowing the ingredients of an herbal product does not mean that other manufacturers can duplicate the product. Failure to adequately protect our intellectual property rights could harm brand-name recognition, devalue our proprietary content and adversely affect our ability to compete effectively in the marketplace. Further, defending the intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially affect the operations of the business. While we believe that our steps are adequate to secure our intellectual property rights, there can be no assurance that a third party will not misappropriate any of our proprietary information.

GOVERNMENTAL REGULATION

Many of our products are either G.R.A.S. (Generally Regarded As Safe) listed by the Food and Drug Administration ("FDA") or do not currently require extended regulatory approval. Recent legislation has resulted in a regulatory environment, which sets what we believe to be reasonable limitations and guidelines on health claims and labeling for natural products. We believe that current and reasonably foreseeable governmental regulation will have minimal impact on our business.

The Federal Trade Commission ("FTC") oversees claims made by us and other companies in the nutritional supplement industry. The FTC under the Federal Trade Commission Act prohibits the use of unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims by companies. These actions stem from the Retail Truth In Labeling laws, which are the only laws, which currently regulate the nutritional supplement industry.

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, or more stringent interpretations of current laws or regulations. In fact, the FDA strictly regulates dietary supplements, as opposed to nutritional supplements which are subject only to Truth In Labeling laws.

Should we begin producing nutritional supplements, or should one of our products be determined by the FDA to be a dietary supplement, more stringent regulation of our products may take place. Compliance with these additional rules and regulations may result in a considerable expense or may cause us to have to discontinue production of some or all of its then current products. We cannot predict the nature of such future laws, regulations, interpretations or application, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, or expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse effect on our results of operations and financial condition.

RESEARCH & DEVELOPMENT

In order to stay competitive, we must continually introduce new products. This involves research and development. To the extent that we have sufficient revenues, we will more actively pursue the research, development manufacture and distribution of nutritional supplements.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We believe that we are in full compliance with all relevant environmental laws. In fact, we believe there are no environmental laws, which directly impact our business. Due to the nature of our operations, the cost of complying with environmental laws will not have a significant effect on our operations.

EMPLOYEES AND CONSULTANTS

At December 31, 2002, Mr. Dauplaise served as our president, treasurer, assistant secretary and director. Irwin Newman serves as our secretary. We have no other employees. We will employ additional personnel as needed. Our employees are not represented by a labor union for purposes of collective bargaining.

We have recruited a highly talented group of individuals who have agreed to join our Board of Directors subject to our securing adequate directors' and liability insurance. (Please see our discussion under management for additional information on these individuals.)

GOVERNMENT APPROVAL AND REGULATION

The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our products are subject to regulation by one or more federal agencies. The most active regulation has been administered by The Food and Drug Administration (hereinafter the "FDA"), which regulates our products pursuant to the Federal Food, Drug and Cosmetic Act (hereinafter the "FDCA") and regulations promulgated thereunder. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, over-the-counter drugs and prescription drugs, medical devices and cosmetics. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of dietary supplements, over the counter drugs, cosmetics and foods.

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

With respect to composition, DSHEA created a new class of "dietary supplements," consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. On the other hand, a new dietary ingredient (one not lawfully on the market before October 15, 1994) requires proof that it has been present in the food supply as an article used for food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The FDA must be supplied with such evidence at least seventy-five
(75) days before the initial introduction into interstate commerce use of a new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as adulterated until such time as reasonable expectation of safety for the ingredient can be established to the satisfaction of the FDA.

As for labeling, DSHEA permits "statements of nutritional support" for dietary supplements without FDA pre approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, and, for such statements that are not about the effects on the body as a result of a dietary supplement used as a tool for its nutritive value and are not otherwise "health claims," disclose on the label that the FDA has not reviewed that statement and that the product is not intended for use for a disease, and notify the FDA of the statement within thirty (30) days after its initial use. The manner for making the disclosure and notifying the FDA are set forth in the regulations. However, there can be no assurance that the FDA will not determine that a given statement of nutritional support that we decide to make is a drug claim rather than an acceptable nutritional support statement. Such a determination would require deletion of the drug claim or our submission, and the FDA's approval of a New Drug Application (hereinafter "NDA"), which would entail costly and time-consuming clinical studies. In addition, DSHEA allows the dissemination of "third party literature", publications such as reprints of scientific articles linking particular dietary ingredients with health benefits. Third party literature is exempted from FDA regulation as dietary supplement "labeling" and may be used in connection with the sale of dietary supplements to consumers.

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

DSHEA permits substantiated, truthful and non misleading statements of nutritional support to be made in labeling, such as statements describing general well being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. Any statement of nutritional support beyond traditional claims must be accompanied by disclosure that the FDA has not evaluated such statement and that the product is not intended to cure or prevent any disease. We anticipate that the FDA will promulgate Good Manufacturing Practices (hereinafter "GMPs"), which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs. Management anticipates that the FDA may promulgate GMP regulations authorized by DSHEA, which are specific to dietary supplements. GMP regulation would require supplements to be prepared, packaged and held in compliance with such rules, and may require similar quality control provisions contained in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations specific to dietary supplements, that either we or our manufacturers will be able to comply with such GMP rules upon promulgation or without incurring material expenses to do so.

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

OUR ACQUISITION STRATEGY

We intend to become a vertically integrated company in the nutritional supplement industry. We seek to acquire manufacturing and marketing companies that demonstrate to us the ability to profitably operate their business and whose revenues can be substantially increased by means of improved operating efficiencies in a vertically integrated company. We will initially focus on companies with EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") of at least 15%. However, we may seek to acquire companies with lower EBITDA if management believes that the product, facilities, management or mix will fit within our overall objective to become a leader in the nutritional supplement industry. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Our initial efforts to identify a prospective Target Business shall be in Florida or the Southeast United States.

Due to our limited capital resources, the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with companies that does not need substantial additional capital but one where its owners see the advantage of becoming one of the few companies in the nutritional supplement field to be vertically integrated and provide enhanced liquidity for the Target Business's current shareholders by exchanging their common stock for stock (and/or cash) in a public vehicle.

UNSPECIFIED TARGET BUSINESS

We will seek to acquire a Target Business in the nutritional supplement field. Most likely, the Target Business will be located in Florida or the Southeast United States. We have not as yet reached an agreement with a target Company.

OPPORTUNITY FOR SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS

Due to nondisclosure and confidentiality agreements which we may be required to execute, our shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, shareholders will be almost entirely dependent on the judgment and experience of management in connection with our acquisition strategy.

ACQUISITION CRITERIA: COMBINATION.

Management will consider, among other factors, the following factors in targeting a business which are not listed in any particular order:

-    financial condition and results of operation of the Target Business;

-    the location of the Target Business;

-    growth potential and projected financial performance of the Target
     Business;

- experience and skill of management and availability of additional personnel of the Target Business;

-    capital requirements of the Target Business;

-    competitive position of the Target Business;

-    stage of development of the product, process or service of the Target
     Business;

- degree of current or potential market acceptance of the product, process or service of the Target Business;

- possible proprietary features and possible other protection of the product, process or service of the Target Business; and

-    costs associated with effecting the Business Combination;

The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular acquisition will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with any acquisition we conclude. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty.

We may engage the services of professional firms that specialize in finding business acquisitions in the nutritional supplement field and pay a finder's fee or other compensation. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of any acquired company. However, our current limited resources could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowing by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of present shareholders.

Item 2.  Description of Property

We maintain our executive offices at 1630 Winter Springs Boulevard, Winter Park, Florida 32702. Our telephone number is (407) 977- 1005 and our facsimile number is (407) 977-1186. We believe that this space is sufficient until such time as we have implemented our revised business plan.

We own no real property and our personal property consists of office furnishings, computers and equipment.

Item 3.  Legal Proceedings

         No legal proceedings are currently pending or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during our last fiscal year.

Item 5.  Market for our Common Equity and Related Stockholder Matters.

a)       Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB")under the symbol "BICO." As of February 6, 2003 there were 18,854,695 common shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.

We began trading on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on June 21, 2001. The following table sets forth, for the period indicated, the bid price range of our common stock.

                                              High               Low
                                             ------             ------
2002

Quarter Ended March 31, 2002                $   0.51          $   0.33
Quarter Ended June 30, 2002                 $   0.44          $   0.10
Quarter Ended September 30, 2002            $   0.44          $   0.05
Quarter Ended December 31, 2002             $   0.12          $   0.03

2003

Period Ended February 6, 2003               $   0.18          $   0.07

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

(b)      Holders

         As of February 6, 2003 there were approximately 300 holders of record of our common stock.

(c)      Dividends

         We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

(d)      Recent Sale of Unregistered Securities

         Following is a list of our securities that we have issued during this last year which have not been previously reported.

Name                 Date Acquired      Number of Shares      Consideration

Irwin Newman             10/02              31,090             Consulting (1)
Jeffrey Gerstein         10/02               3,450             Consulting (1)
Gary Wohle               10/02              10,000             Consulting (1)
Roy Lerman               12/02             110,000             Consulting (1)

1. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder for the issuance of our common stock.

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

Bio-One Corporation was formed for the purpose of serving the emerging niche of preventive and alternative healthcare. This niche has grown to a multi-billion-dollar nutritional supplement based marketplace. The market is considered to be global. We intend to pursue a strategy of becoming one of the first companies to consolidate through vertical integration mergers and marketing/distribution acquisitions. Our principle goal will be to acquire and operate multiple manufacturing and marketing businesses in the nutritional supplements industry with sales under $25 million. Management believes that the nutritional supplement market is ripe for consolidation. When market valuations support it, consolidation by aggregation is the most profitable approach. These conditions apply today in the consumer health care industry, specifically within the nutritional supplements segment. Our business plan is to consolidate at least one high-level manufacturing business and several marketers that fit the strict criteria we established. We have engaged the services of certain parties to represent us with the Wall Street investment banking community and institutional investors. We have also engaged Health Business Partners, one of the nutrition industry's leading mergers and acquisition consultants to identify the acquisitions. We are in the process of assembling the management team with the requisite experience to lead this growth.

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

RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001.

REVENUES

Revenues for the year ended December 31, 2002 were $22,220 as compared to $82,943 during the year ended December 31, 2001. The significant decline in revenues is attributable to Management's decision to divest itself of the Microscopy Live Blood Cell Program.

OPERATING EXPENSE

Selling, general and administrative expenses for the year ended December 31, 2002 were $1,069,809 as compared to $710,977 as compared to $401,757. A significant portion of the professional fees set forth in both the 2002 and 2001 statement represents non- cash based payments to professionals. We had net operating losses totaling ($920,447) and ($677,150) for the years ended December 31, 2002 and 2001, respectively.

ASSETS AND LIABILITIES

Total current assets as of December 31, 2002 were $18,841 as compared to $70,870 as of December 31, 2001. Our assets consist primarily of cash, $14,742 as compared to $34,103 as of December 31, 2001. Our total current liabilities as of December 31, 2002 were $381,481 as compared to $293,181. Approximately 80% of these liabilities represent accrued expenses for officer's salaries, which remain to be paid.

Our Stockholders' deficit as of December 31, 2002 was ($362,640) as compared to ($222,311) as of December 31, 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 the Company had cash and cash equivalents of $14,742 as compared to $34,103 as of December 31, 2001. During the fourth quarter of 2002, we took steps to improve our financial condition by negotiating a $500,000 equity investment, which was completed during January, 2003. We will require additional capital to reach our objectives. Our ability to obtain future financing through joint ventures, product licensing agreements, equity financing or otherwise is subject to market conditions and our ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to us.

In January 2003, Cornell Capital Partner, L.P. advanced us $500,000 under the terms of our Equity Line Agreement. The shares are to be valued and issued in 12 puts over a period of 125 days. We issued 5 million shares of our common stock in connection with this financing. The shares are being held in escrow subject to financing.

Also in January we signed a term sheet with Investors Corporation, which provides in part for $10 million in acquisition financing and a $5 million revolving line of credit. Each loan calls for payment of interest at the rate of prime plus 3% and 3.5% respectively. Funding will be subject to completion by Investors Corporation of their due diligence. As a result, there can be no assurance that we will receive this financing or in the alternative, that if this financing is obtained that we will be able to profitably implement our business strategy.

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

         Independent Auditor's Report
         Consolidated Balance Sheets
         Consolidated Statement of Operations
         Consolidated Statements of Changes in Stockholders Equity (Deficit) Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements

                                    PART III

Item 8. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Set forth below are the names, ages, positions and business experiences of our executive officers and directors

                                   MANAGEMENT

         Directors and Executive Officers

         Our directors, executive officers and key employees are as follows:

Name                     Age       Position                     Director Since

Armand Dauplaise         63      President/ CEO/                    2000
                                 Sec/Treas/Dir

Frank Clark              68      Director/Nominee                   2002

Bernard Shinder          66      Director/Nominee                   2002

Irwin Newman             54      Secretary/Director/Nominee         2002

Roy Lerman               64      Director/Nominee                   2002

Each of our directors or those nominated to serve on our Board of Directors will hold his position until the next annual meeting of shareholders or until his successor is duly elected and qualified. Officers serve at the direction of the Board of Directors. Mr. Dauplaise devotes his full time and efforts to the operations of the Company while Mr. Newman devotes only such time and effort as may be needed to perform his responsibility as an officer.

ARMAND DAUPLAISE has served as an officer and director of our Company since 1999. He has extensive experience in all facets of business including 21 years as a chief executive officer for various companies. From 1999-2002 he served as president of Crown Enterprises, Inc., a currently inactive subsidiary of Bio-One. From 1998-1999 he served as Chief Operating Officer of Leffler Enterprises, Inc. and from 1995 through 1997 served as president of Restoring Services, Inc. During his extensive business career, he has held executive level positions for such nationally known companies as Burger King Corporation, Hardee's Restaurants and Hallmark Cards.

IRWIN NEWMAN, serves as our secretary and has been nominated to serve on our Board of Directors. He also serves as General Counsel to the Company. Mr. Newman is a practicing attorney in Boca Raton, Florida and serves as senior partner in the firm of Newman, Pollock & Klein. He also serves as president of Jenex Financial Services, Inc., a financial and consulting firm. Mr. Newman has previously held management positions or served as legal counsel for Boca Raton Capital Corp., Mariner Venture Capital Corp., Island Investment & Realty, Inc. and Walter E. Heller & Co., SE.

FRANK CLARK has been nominated to serve on our Board of Directors. He served as a former officer and director of several major health care companies. He was executive vice president and a director of a Johnson & Johnson subsidiary. He also has served as President and director of R.P. Scherer, Inc. and established their business worldwide. Mr. Clark has been instrumental in acquiring, developing and marketing products and services in the health and consumer goods sectors.

BERNARD SHINDER, has been nominated to serve on our Board of Directors. He will also serve as our Chief Financial Officer. Mr. Shinder has a long record of success in the practice of international law and finance. He has been engaged as a professional in most aspects of business finance including initial and secondary stock offerings, mergers, acquisitions, venture capital, international taxation strategy, international licensing, technology transfers, strategic planning and management of the expansion process.

ROY LERMAN, has been nominated to serve on our Board of Directors. He has close to 40 years of experience in the brokerage business and as a member in good standing with the American Stock Exchange for more than 30 years. He was one of the first brokers to execute options spreads on the exchange and lobbied in Washington to have options listed. Mr. Lerman's capabilities include representing Southwest Securities as its New York Representative and Senior Vice President in charge of all floor activities on The American Stock Exchange; a full Partner and Director with SDO Securities, one of the largest execution firms headquartered in New York; a Partner in R.I.P. Consultants with offices in New York and Hong Kong; and former Chairman of the Board for Capital Suisse Securities, an international Brokerage firm. Mr. Lerman also serves as a director of the following public companies: Pinnacle Business Management, Paystar, KBF Pollution Management, EHT Software, Balaton Power, CBQ and Netvoice Technologies

Upon assuming their role as directors of the Company, Mr. Clark, Mr. Newman and Mr. Shinder will each be issued 300,000 shares of our restricted common stock in consideration for their agreement to serve on our Board. In addition, the directors will be reimbursed for all out of pocket expenses incurred in connection with the attendance at any Board meeting or in connection with any services they provide for and on behalf of the Company.

During the past five years, no Director, executive officer, nominee, or significant employees have been convicted in a criminal proceeding or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding, was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.

FAMILY RELATIONSHIPS

There are no family relationships between or among the executive officers and directors of the Company.

EXECUTIVE COMPENSATION: EMPLOYMENT AGREEMENTS

In May 2000, we entered into an employment agreement with our president, Armand Dauplaise, which provides in part for Mr. Dauplaise to receive an annual compensation of $120,000 per year plus a car allowance of $350 per month. The agreement is renewable annually and has been renewed on an annual basis by the Company.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended December 31, 2002, 2001 and 2000 to Bio-One `s highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

         Name              Year             Annual            Annual                   LT
         and Post                           Comp              Comp              Annual      Comp     LT
         All                                Salary            Bonus             Comp        Rest     Comp       LTIP
         Other
         (1)                                                  ($)               Other       Stock    Options    Payouts
         Armand            2000             $120,000
         Dauplaise,
         President         2001             $120,000
         Chairman
         CEO               2002             $120,000


         Kevin
         Lockhart,         2000             $120,000
         Former
         Secretary         2001             $120,000
         and Vice-
         Chairman          2002             $  -0-


         Irwin             2000             $  -0-
         Newman,           2001             $  -0-
         Secretary         2002             $  -0-

         -----------------------------
         (1) Mr. Dauplaise and Mr. Lockhart received a car allowance of $350 per month.

STOCK OPTION GRANTS IN THE PAST FISCAL YEAR

We have not issued any grants of stock options in the past fiscal year to any officer or director.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2002, regarding the ownership of our Common Stock by each shareholder known to be the beneficial owner of more than five percent (5%) of our outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of our shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

  NAME AND ADDRESS OF                TITLE OF           AMOUNT AND NATURE OF              PERCENT OF CLASS
   BENEFICIAL OWNER                   CLASS               BENEFICIAL OWNER

Armand Dauplaise                      Common                 2,900,000                         15.4%
1630 Winter Springs Blvd.
Winter Springs, FL 32708

Irwin Newman
2101 NW Corporate Blvd.               Common                   146,837                         .008%
Boca Raton, FL 33431

Frank Clark                           Common                    23,936                         .001%
7313 Oak Leaf Way
Sarasota, FL 34241

Roy Lerman                            Common                   110,000                         .005%
36 Piedmont Drive
Old Bridge, New Jersey 08857

There are no arrangements, which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

In May 2000, we issued to both Armand Dauplaise and Kevin Lockhart a total of 4,597,500 shares of our common stock as part of the acquisition of Crown. We also entered into employment agreements with both Mr. Dauplaise and Mr. Lockhart. The agreements provide in part for each to receive a base salary of $120,000 annually plus a vehicle allowance of $350 per month. Each agreement is for a term of one year and automatically renews for successive one (1) year terms. In October 2000, both Mr. Dauplaise and Mr. Lockhart each donated 1,047,500 shares each back to the Company in effort to reduce the issued and outstanding stock.

In June 2000, our president loaned us $71,008 for working capital. If the loans are not converted to equity, they are repayable with interest due on the outstanding principal balance at the rate of 5% per annum. The repayment amounts and dates are $15,000 on May 16, 2003; $27,600 on September 4, 2003; $25,200 on
September 18, 2003; and $3,208 on October 7, 2003.

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

3.(i).2  [1]      Certificate of Amendment of Articles of Incorporation
                  increasing authorized capital stock filed August 7, 2000.

3.(ii).1 [1]      Bylaws of Bio-One Corporation.

4.1      [1]      Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.

4.2      [1]      Promissory Note in favor of Kevin Thomas dated August 8, 2000.

4.3      [1]      Convertible Note in favor of Margaret Schrock dated
                  December 5, 2000
10.1     [1]      Share Exchange Agreement between the Company and Crown
                  Enterprises, Inc. dated May 20, 2000.

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

10.5              Removed

10.6     [3]      Bio-One Corporation Year 2001  Employee/Consultant Stock
                  Compensation Plan.

10.7     [3]      Consulting Agreement between the Company and Irwin Newman
                  dated January 17, 2001.

10.8     [4]      Consulting Agreement between the Company and Frank Clark
                  dated January 17, 2001.

10.9     [5]      Equity credit line agreement with Cornell Capital Partners filed as part of the Company's Form SB-2 filed

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed November 3, 2000.

[2] Incorporated herein by reference to the Company's amended Registration Statement on Form 10-SB filed January 5, 2001.

[3] Incorporated herein by reference to the Company's Form 10-QSB for the quarter ended June 30, 2001, filed August 14, 2001.

[4] Incorporated herein by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001, filed November 9, 2001.

[5] Incorporated by reference to the Company's Form SB-2 filed August 27, 2002.

SIGNATURES

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                    Title                                    Date
---------------                          ---------------                         --------------
/s/ Armand Dauplaise
-----------------------------
    Armand Dauplaise                     President/Chairman/                    March 20, 2003
                                         CEO/Treas/Asst Sec


/s/ Irwin Newman
-------------------------------
    Irwin Newman                         Secretary                              March 20, 2003

                               BIO-ONE CORPORATION

          CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Armand Dauplaise, have received this annual report on Form 10-KSB of Bio-One
Corporation:

1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that materials information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. Presented in this annual report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and Board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  March 20, 2002


         /s/s Armand Dauplaise
         -------------------------------------
         President/CEO/CFO

                               BIO-ONE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                               BIO-ONE CORPORATION
                          (A Development Stage Company)


                                         TABLE OF CONTENTS



Independent Auditor's Report.............................................................................F-1

Financial Statements:

         Consolidated Balance Sheets.....................................................................F-2

         Consolidated Statements of Operations...........................................................F-3

         Consolidated Statements of Changes in Stockholders' Equity (Deficit)............................F-4

         Consolidated Statements of Cash Flows...........................................................F-5

Notes to Consolidated Financial Statements...............................................................F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Bio-One Corporation


We have audited the accompanying consolidated balance sheets of Bio-One Corporation (A Development Stage Company), as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from April 9, 1999 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-One Corporation as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended and for the cumulative period from April 9, 1999 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/S/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.


February 6, 2003
Maitland, Florida

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                     Assets
                                     ------
                                                                                2002             2001
                                                                            -----------      -----------
Current assets:
      Cash                                                                  $    14,742           34,103
      Accounts receivable                                                            --            1,672
      Inventory                                                                      --           15,153
                                                                            -----------      -----------

              Total current assets                                               14,742           50,928
                                                                            -----------      -----------

Furniture and equipment                                                           9,426           26,242
      Less accumulated depreciation                                               5,327            8,000
                                                                            -----------      -----------

              Net furniture and equipment                                         4,099           18,242
                                                                            -----------      -----------

Other assets:
      Deposits                                                                       --            1,700
                                                                            -----------      -----------

                                                                            $    18,841           70,870
                                                                            ===========      ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
      Accounts payable                                                      $   124,596           16,037
      Notes payable (note 6)                                                     74,502           74,502
      Notes payable - shareholder                                                71,008
      Accrued expenses (note 5)                                                 111,375          202,642
                                                                            -----------      -----------

              Total current liabilities                                         381,481          293,181
                                                                            -----------      -----------

Stockholder's deficit:
      Common stock ($.001 par value; 100 million shares authorized;
           18,854,695 shares at December 31, 2002 and 12,812,086 shares
           at December 31, 2001 issued and outstanding)                          18,855           12,812
      Preferred stock ($.001 par value; 10,000,000
           shares authorized; none issued)                                           --
      Additional paid-in capital                                              1,786,377        1,030,988
      Accumulated deficit                                                    (2,167,872)      (1,266,111)
                                                                            -----------      -----------

              Total stockholders' deficit                                      (362,640)        (222,311)
                                                                            -----------      -----------

                                                                            $    18,841           70,870
                                                                            ===========      ===========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                      Consolidated Statements of Operations

           Years ended December 31, 2002 and 2001, and the cumulative period from April 9, 1999 (date of inception) through December 31, 2002

                                                                                           Period from
                                                                                           April 9, 1999
                                                                                        (inception) through
                                                           2002              2001        December 31, 2002
                                                       ------------      ------------    ------------------
Revenue:
     Product sales                                     $     22,220            82,943           268,035

Cost of goods sold                                            9,343            39,698           111,660
                                                       ------------      ------------      ------------

         Gross profit                                        12,877            43,245           156,375
                                                       ------------      ------------      ------------

Selling, general and administrative:
     Professional fees                                      903,491           532,409         1,824,449
     Salaries                                                48,092            58,000           316,560
     Rent                                                    12,563            27,175            56,438
     Other administrative                                   105,663            93,393           250,534
                                                       ------------      ------------      ------------

         Total selling, general and administrative        1,069,809           710,977         2,447,981
                                                       ------------      ------------      ------------

Other income (expense):
     Interest expense                                       (10,512)           (9,418)          (23,263)
     Other income                                           146,997                --           146,997
                                                       ------------      ------------      ------------

                 Net loss                              $   (920,447)         (677,150)       (2,167,872)
                                                       ============      ============      ============

Loss per common share:
         Basic                                         $       (.07)             (.06)             (.23)
                                                       ============      ============      ============

         Diluted                                       $       (.07)             (.06)             (.23)
                                                       ============      ============      ============

Weighted average number of common shares
     outstanding:
         Basic                                           14,052,065        10,653,963         9,376,232
                                                       ============      ============      ============

         Diluted                                         14,052,065        10,653,963         9,376,232
                                                       ============      ============      ============


See accompanying notes to financial statements.

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

           Consolidated Statements of Changes in Stockholders' Equity

         Years ended December 31, 2002, 2001, 2000, and the period from inception (April 9, 1999) through December 31, 2002

                                                                            Additional
                                                    Common Stock              Paid-in        Treasury
                                               Shares          Amount         Capital          Stock
                                            ------------    ------------    ------------    ------------
Balances, April 9, 1999                               --    $         --              --              --

Common stock subscribed                        4,564,500           4,565          (1,065)             --

Common stock issued for cash                     430,000             430         116,570              --

Net loss                                              --              --              --              --
                                            ------------    ------------    ------------    ------------
Balances, December 31, 1999                    4,994,500           4,995         115,505              --

Common stock issued for cash                     450,000           4,500          34,500              --

Common stock issued for services                  51,000             510           4,590              --

Common stock subscribed                        4,424,500          44,245         (40,745)             --

Reverse acquisition                            1,700,000         (42,630)         52,130              --

Common stock issued for cash                     140,000             140          34,860              --

Stock subscription                                    --              --              --              --

Common stock issued for cash                     279,999             280          69,720              --

Common stock issued for services                  26,000              26           6,474              --

Shares returned to treasury from founders     (2,095,000)         (2,095)          2,095           2,095

Cancellation of treasury shares                       --              --              --          (2,095)

Net loss                                              --              --              --              --
                                            ------------    ------------    ------------    ------------
Balances, December 31, 2000                    9,970,999           9,971         279,129              --

Common stock issued for cash                     600,000             600         149,400              --

Common stock issued for services                 795,532             795         261,805              --

Conversion of debt to common stock               555,555             556          99,444              --

Exercise of warrants                             890,000             890         241,210              --

Net loss                                              --              --              --              --
                                            ------------    ------------    ------------    ------------
Balances, December 31, 2001                   12,812,086          12,812       1,030,988              --

Common stock issued for cash                   5,404,959           5,405         234,595              --

Common stock issued for services               2,387,650           2,388         520,794              --

Purchase and retirement of shares             (1,750,000)         (1,750)             --              --

Net loss                                              --              --              --              --
                                            ------------    ------------    ------------    ------------
Balances, December 31, 2002                 $ 18,854,695          18,855       1,786,377              --
                                            ============    ============    ============    ============
[RESTUBBED]

                                                 Stock
                                              Subscription    Accumulated
                                               Receivable       Deficit          Total
                                              ------------    ------------    ------------
Balances, April 9, 1999                                 --              --              --

Common stock subscribed                             (3,500)             --              --

Common stock issued for cash                            --              --         117,000

Net loss                                                --        (223,748)       (223,748)
                                              ------------    ------------    ------------
Balances, December 31, 1999                         (3,500)       (223,748)       (106,748)

Common stock issued for cash                            --              --          39,000

Common stock issued for services                        --              --           5,100

Common stock subscribed                             (3,500)             --              --

Reverse acquisition                                     --              --           9,500

Common stock issued for cash                            --              --          35,000

Stock subscription                                   7,000              --           7,000

Common stock issued for cash                            --              --          70,000

Common stock issued for services                        --              --           6,500

Shares returned to treasury from founders               --              --           2,095

Cancellation of treasury shares                         --              --          (2,095)

Net loss                                                --        (365,213)       (365,213)
                                              ------------    ------------    ------------
Balances, December 31, 2000                             --        (588,961)       (299,861)

Common stock issued for cash                            --              --         150,000

Common stock issued for services                        --              --         262,600

Conversion of debt to common stock                      --              --         100,000

Exercise of warrants                                    --              --         242,100

Net loss                                                --        (677,150)       (677,150)
                                              ------------    ------------    ------------
Balances, December 31, 2001                             --      (1,266,111)       (222,311)

Common stock issued for cash                            --              --         240,000

Common stock issued for services                        --              --         523,182

Purchase and retirement of shares                       --              --          (1,750)

Net loss                                                --        (901,761)       (901,761)
                                              ------------    ------------    ------------
Balances, December 31, 2002                             --      (2,167,872)       (362,640)
                                              ============    ============    ============

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

           Years ended December 31, 2002 and 2001, and the cumulative period from April 9, 1999 (date of inception) through December 31, 2002

                                                                                             Period from
                                                                                            April 9, 1999
                                                                                          (inception) through
                                                                  2002            2001     December 31, 2002
                                                               ----------      ----------  ------------------
Cash flows used in operating activities:
     Net loss                                                  $ (901,761)       (677,150)     (2,167,872)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
         Depreciation and amortization                              2,884           4,871          10,884
         Common stock issued for services                         523,182         262,600         555,232
         Changes in:
             Accounts receivable                                    1,672             258              --
             Inventory                                             15,153           4,748              --
             Other assets                                           1,700              --              --
             Accounts payable                                     108,559         (14,123)        124,596
             Accrued expenses                                     (78,936)           (826)        111,375
                                                               ----------      ----------      ----------

                 Net cash used in operating activities           (327,547)       (419,622)     (1,365,785)
                                                               ----------      ----------      ----------

Cash flows from investing activities:
     Purchase of equipment                                         (2,822)         (8,207)        (14,983)
                                                               ----------      ----------      ----------

                 Net cash used in investing activities             (2,822)         (8,207)        (14,983)
                                                               ----------      ----------      ----------

Cash flows from financing activities:
     Proceeds from note payable to stockholder                     71,008              --          71,008
     Issuance of common stock                                     240,000         392,000       1,250,000
     Proceeds from issuance of notes payable                           --          75,000         199,502
     Repayment of principal on notes payable                           --         (25,000)       (125,000)
                                                               ----------      ----------      ----------

                 Net cash provided by financing activities        311,008         442,000       1,395,510
                                                               ----------      ----------      ----------

Net change in cash                                                (19,361)         14,271          14,742

Cash, beginning of period                                          34,103          19,832              --
                                                               ----------      ----------      ----------

Cash, end of period                                            $   14,742          34,103          14,742
                                                               ==========      ==========      ==========

Supplemental disclosure of cash flows information:
     Cash paid during the period for interest                  $   10,512           9,418          23,263
                                                               ==========      ==========      ==========

Supplemental disclosure of non-cash financing and investing activities:
     During the year ended December 31, 2001 notes payable in the amount of $100,000 were converted into 555,555 shares of common stock.

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------

         (A) ORGANIZATION
         ----------------

         The accompanying consolidated financial statements include the accounts of Bio-One Corporation (Bio-One or the Company) and its wholly owned subsidiary, Crown Enterprises, Inc. (Crown). All significant intercompany balances and transactions have been eliminated in consolidation. Bio-One and subsidiaries have a December 31 fiscal year end.

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

         Crown Enterprises, Inc. was incorporated under the laws of the State of Florida on April 9, 1999. Crown had developed a complete line of naturopathic and nutritional supplement products that could be recommended to address the specific conditions identified by Crown's Microscopy "Live Blood Cell Analysis" Program. Crown's "sell through" concept coupled with its Microscopy Program and full line of naturopathic products placed Crown in the forefront of the preventative and alternative healthcare industry.

         On May 30, 2000, Crown agreed to exchange shares with Bio-One Corporation, a Nevada company. Accordingly, Crown exchanged 10,000,000 shares of its stock for 10,000,000 shares of Bio-One stock in a business combination accounted for as a reverse acquisition. During the period Bio-One was in existence, prior to the reverse acquisition, its only activity was to raise equity capital. For accounting purposes, the reverse acquisition is reflected as if Crown issued its stock (10,000,000 shares) for the net assets of Bio-One. The net assets of Bio-One were not adjusted in connection with the reverse acquisition since they were monetary in nature.

         In June 2002, Bio-One disposed of Crown's "Live Blood Cell Analysis" Program, by purchasing the common stock of a former shareholder/director. The Company's total focus is on vertically integrating manufacturing and marketing acquisitions within the nutritional supplements industry.
                                                                      Continued)

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
         --------------------------------------------------------------

         (A) ORGANIZATION - (CONTINUED)
         ------------------------------

         In July 2002, the Company signed an agreement with Cornell Capital Partners, LP for a $10,000,000 Equity Line of Credit investment. Cornell Capital is a domestic hedge fund, which makes investments in small-to-mid-sized publicly traded companies. Under the Equity Line Agreement, Bio-One has the right, but not the obligation to require Cornell Capital to purchase shares of Bio-One common stock up to a maximum amount of $10,000,000 over a 24-month period commencing September 3, 2002. There is no minimum draw down although Bio-One may make draws, as provided below, during the term of the Equity Line. The purchase price of the shares will be 100% of the lowest closing bid price of Bio-One common stock during the six consecutive trading days immediately following receipt of the Company's notice of its intent to make an Equity Line draw, which notice may be withdrawn by the Company. Bio-One paid Cornell Capital a one-time fee equal to $350,000, payable in 1,478,261 shares of restricted common stock. Cornell Capital is entitled to retain 5% of each Equity Line advance.

         In August 2002 the Company filed a SB-2 Registration Statement with the SEC and registered 30,000,000 shares of common stock for the purpose of raising equity capital. On September 3, 2002 the SEC declared the registration statement effective.

         Operations of the Company through the date of these financial statements have been devoted primarily to identification and targeting of acquisition candidates, raising capital and administrative activities.

         The Company's revenues will be generated with vertically integrating manufacturing and marketing acquisitions within the nutritional supplements industry. The Company is prepared to launch its business plan upon completion of its capitalization.

         (B) REVENUE RECOGNITION
         -----------------------

         The principal sources of revenues are derived from product sales. Revenue from product sales is recognized when the product is shipped.

         (C) INVENTORY
         -------------

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

         (D) PROPERTY AND EQUIPMENT
         --------------------------

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

         (E) USE OF ESTIMATES
         --------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         (F) FAIR VALUE OF FINANCIAL INSTRUMENTS
         ---------------------------------------

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

         (G) CREDIT RISKS
         ----------------

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

         (H) STOCK TRANSACTIONS
         ----------------------

         Shares issued for services performed are valued at either the fair value of equity instruments issued or the value of services performed, whichever is more reliably measurable.

         (I) STOCK-BASED COMPENSATION
         ----------------------------

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

(2)      INCOME TAXES
         ------------

         At December 31, 2002, the Company had a net operating loss carryforward for income tax purposes of approximately $2,000,000, which is available to offset future taxable income. The loss carryforward expires in the years beginning in 2019, unless it is utilized sooner. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      BASIC LOSS PER COMMON SHARE
         ---------------------------

         Basic loss per common share has been computed based upon the weighted average number of common shares outstanding during the period presented.

(4)      COMMITMENTS
         -----------

         The Company has entered into an employment agreement with its founding director requiring aggregate annual salaries of $120,000 beginning in April 1999. At December 31, 2002 and 2001, $111,375 and $202,642,
         respectively, remained to be paid.

(5)      NOTES PAYABLE
         -------------

         Note payable to bank, bearing interest at the rate of 9%, due March 1, 2003, collateralized by accounts receivable and inventory. $ 74,502
                                                                       ========

(6)      STOCK BASED COMPENSATION
         ------------------------

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

         Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the years ended December 31, 2002 and 2001.

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)      SUBSEQUENT EVENTS
         -----------------

         In January 2003 Cornell Capital Partners, LP advanced $500,000 under the terms of the Equity Line Agreement with the shares to be valued and issued in twelve puts over a period of 125 days. The Company issued 5 million shares of common stock in connection with this financing. The shares are being held in escrow subject to pricing.

         In January 2003 the Company signed a term sheet with Investors Corporation for a $10,000,000 Term Loan Facility and a $5,000,000 Revolving Credit Facility. Closing is scheduled within 45 days after completion of the due diligence. The funds will be used for closing on a series of scheduled acquisitions.