Form 10QSB
period 2003-03-31
BIO ONE CORP
filed 2003-05-15
CIK 1062431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________

                               BIO-ONE CORPORATION
                               -------------------
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

                              Yes  (X)         No   (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2003

           CLASS                                Outstanding at March 31, 2003
           -----                                -----------------------------
  Common Stock $.001 par value                           27,506,781

                        Copies of communications sent to:

                          Newman, Pollock & Klein, LLP
                           2101 NW Corporate Boulevard
                                    Suite 414
                            Boca Raton, Florida 33431

                               BIO-ONE CORPORATION

PART I:   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

Item 1.   Financial Statement

              Balance Sheet as of March 31, 2003 (Unaudited)
              and December 31, 2002                                         3

              Statement of Operations for the three months
              ended March 31, 2003 (unaudited); and March
              31, 2002                                                      4

              Statement of Cash Flows for the three months
              ended March 31, 2003 (unaudited), and
              March 31, 2002                                                5

              Notes to Consolidated Financial Statements
              (Unaudited) as of March 31, 2003                              6

              Management Discussion and Analysis of Financial
              Condition and Results of Operations                         7-8


PART II.  OTHER INFORMATION                                                 9

                               BIO-ONE CORPORATION

                                 Balance Sheets

                                     Assets
                                     ------

                                                                March 31, 2003  December 31,
                                                                 (Unaudited)       2002
                                                                 -----------    -----------
Current assets:
     Cash and cash equivalents                                   $   152,250         14,742
                                                                 -----------    -----------

               Total current assets                                  152,250         14,742

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                                 4,752          4,099
     Deposits                                                         53,500             --
                                                                 -----------    -----------

               Total assets                                      $   210,502         18,841
                                                                 ===========    ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable                                            $        --        124,596
     Accrued expenses                                                103,375        111,375
     Stockholder loans                                                43,408         71,008
     Current installments of note payable                             74,502         74,502
                                                                 -----------    -----------

               Total current liabilities                             221,285        381,481
                                                                 -----------    -----------

Shareholders' equity:
     Common stock - $.001 par value, authorized 100 million
        shares; issued 27,506,781 shares and 18,854,695 shares        27,506         18,855
     Additional paid in capital                                    2,302,026      1,786,377
     Accumulated deficit                                          (2,340,315)    (2,167,872)
                                                                 -----------    -----------

               Total shareholders' equity                            (10,783)      (362,640)
                                                                 -----------    -----------

                                                                 $   210,502         18,841
                                                                 ===========    ===========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            Statements of Operations

                                                          Three Months Ended
                                                                 March 31,
                                                          2003              2002
                                                      (Unaudited)       (Unaudited)
                                                      ------------      ------------
Revenues:
     Net sales                                        $         --            20,720
                                                      ------------      ------------


Costs and expenses:
     Cost of goods sold                                         --             8,909
     Selling, general and administrative                   167,661           163,737
                                                      ------------      ------------

                                                           167,661           172,646
                                                      ------------      ------------

               Operating loss                             (167,661)         (151,926)

Non-operating revenue (expense):
     Interest expense                                       (4,782)           (1,160)
                                                      ------------      ------------

               Loss before income taxes                   (172,443)         (153,086)

Provision for income taxes                                      --                --
                                                      ------------      ------------

               Net loss                               $   (172,443)         (153,086)
                                                      ============      ============

Basic earnings per share                              $      (0.01)            (0.01)
                                                      ============      ============

Diluted earnings per share                            $      (0.01)            (0.01)
                                                      ============      ============

Weighted average number of shares outstanding           21,682,092        12,812,086
                                                      ============      ============


See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            Statements of Cash Flows

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           2003            2002
                                                                        (Unaudited)    (Unaudited)
                                                                         ---------      ---------
Cash flows from operating activities:
    Net loss                                                             $(172,443)      (153,086)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Stock issued for services                                        24,300             --
           Depreciation and amortization                                     5,327          1,000
           Changes in operating assets and liabilities:
               Accounts receivable                                              --         (2,267)
               Inventories                                                      --         (2,516)
               Accounts payable and accrued expenses                      (132,596)       124,247
               Deposits                                                    (53,500)            --
                                                                         ---------      ---------

                    Net cash used in operating activities                 (328,912)       (32,622)
                                                                         ---------      ---------

Cash flows from investing activities:
    Purchase of property and equipment                                      (5,980)            --
                                                                         ---------      ---------

                    Net cash used in investing activities                   (5,980)            --
                                                                         ---------      ---------

Cash flows from financing activities:
    Proceeds from sale of common stock                                     500,000             --
    Proceeds (repayments) of note payable, stockholder                     (27,600)            --
                                                                         ---------      ---------

                    Net cash provided by financing activities              472,400             --
                                                                         ---------      ---------

                    (Decrease) increase in cash and cash equivalents       137,508        (32,622)

Cash and cash equivalents - beginning of period                             14,742         34,103
                                                                         ---------      ---------

Cash and cash equivalents - end of period                                $ 152,250          1,481
                                                                         =========      =========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
         ----------------------------------------------

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      SALES TO MAJOR CUSTOMERS
         ------------------------

         During the three months ended March 31, 2002, two customers accounted for 51%, and 25%, of total revenue.

PART II: OTHER INFORMATION

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

We intend to pursue a strategy of consolidation becoming one of the first companies to consolidate through vertical integration mergers and marketing/distribution acquisitions. Our principle goal will be to acquire and operate multiple manufacturing and marketing businesses in the nutritional supplements industry with sales under $25 million. Management believes that the nutritional supplement market is ripe for consolidation. When market valuations support it, consolidation by aggregation is the most profitable approach. We believe that these conditions apply today in the consumer health care industry, specifically within the nutritional supplements segment. Our business plan is to consolidate at least one high-level manufacturing business and several distributors/marketers that fit the strict criteria we established. We have engaged the services of certain parties to represent us with the Wall Street investment banking community and institutional investors. We have also engaged Health Business Partners, one of the nutrition industry's leading mergers and acquisition consultants to identify the prospective the acquisitions. We are in the process of assembling the management team with the requisite experience to lead this growth, and in furtherance thereof have taken the following actions:

         1. In January Cornell Capital Partners, L.P. invested $500,000 under the terms of our Equity Line Agreement. The shares are to be valued and issued in 12 puts over a period of 125 days. We issued 5 million shares of our common stock in connection with this financing.

         2. On January 10 we signed a term sheet with Investors Corporation, which provides in part for $10 million in acquisition financing and a $5 million revolving line of credit. Each loan calls for payment of interest at the rate of prime plus 3% and 3.5% respectively. Funding will be subject to completion by Investors Corporation of their due diligence. As a result, there can be no assurance that we will receive this financing or in the alternative, that if this financing is obtained that we will be able to profitably implement our business strategy.

REVENUES AND EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

We had no revenues during this past quarter as compared to $20,720 for the three months ended March 31, 2002. Our operating loss increased from $153,086 to $172,443. Our lack of revenues is due to management's decision to either terminate or dispose of unprofitable operations and concentrate on potential acquisition candidates. The increase in our operating loss is attributable to due diligence fees incurred relating to the pending closing with Investors Corporation on $15 million in acquisition financing.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets increased from $14,742 as of December 31, 2002 to $152,250 as of March 31, 2003. Our total assets increased from $18,841 to $210,502. This increase is attributable to the $500,000 equity investment. Total liabilities decreased from $381,481 to $221,285.

Management remains focused on implementing the Bio-One business plan. The Company plans to expand by acquiring other companies and using a combination of cash, notes and our common stock to finance the future acquisitions. For additional information, please see the section on "Subsequent Events."

SUBSEQUENT EVENTS

During April, Bio-One signed an agreement with Famco Acquisition Company, LLC, which provides in part for a $30 million equity investment. Under the terms of the agreement Famco would receive convertible preferred stock valued at $1.00 per share and bearing a 10% coupon. We have been advised that institutional financing commitments made to Famco have been breached. As a result, we do not believe that Famco will be a viable funding source. However, Famco has until June 30 to perform, otherwise the agreement expires. As a result there can be no assurance that we will receive this financing or in the alternative, that if this financing is obtained that we will be able to profitably implement our business strategy.

Currently the Company is in negotiations with two acquisition candidates that reported 2002 sales totaling $40 million and EBITDA of $4.3 million. Subject to Bio-One securing sufficient financing, the parties anticipate closing of the transactions within the next 60 days.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

NONE

Item 2. Change in Securities
----------------------------

Following is a list of our securities that we have issued during the last quarter.

     Name                   Date Acquired   Number of Shares     Consideration

Cornell Capital Partners         01/03         8,250,821          $500,000
Irwin Newman                     01/03            73,045          Consulting (1)
Jeffrey Gerstein                 01/03             8,115          Consulting (1)
Frank Clark                      02/03           179,105          Consulting (1)
Scott Sieck                      02/03           141,000          Consulting (1)


1. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder for the issuance of our common stock.

Item 3. Defaults Upon Senior Securities
---------------------------------------

We have not issued any senior securities and as such there have been no defaults.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended March 31, 2003.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibit
---------------

99.1 Financial Certification

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                          Date
---------------                 ---------------               --------------


/s/ Armand Dauplaise
-------------------------
    Armand Dauplaise            President/Chairman/              May 14, 2003
                                CEO/Treas/Asst Sec


/s/ Irwin Newman
------------------------
    Irwin Newman                Secretary                        May 14, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Armand Dauplaise, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bio-One Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on r my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:   May 14, 2003                   / S /  Armand Dauplaise
                                            -------------------------
                                            Armand Dauplaise
                                            Chief Executive Officer ,
                                            President and Director