Form 10QSB
period 2003-06-30
BIO ONE CORP
filed 2003-08-06
CIK 1062431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                           Yes  [X]         No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2003

        CLASS                                     Outstanding at June 30, 2003
        -----                                     ----------------------------
Common Stock $.001 par value                             38,603,994

                        Copies of communications sent to:

                          Newman, Pollock & Klein, LLP
                     2101 NW Corporate Boulevard, Suite 414
                            Boca Raton, Florida 33431
                                 (561) 997-9920

                               BIO-ONE CORPORATION

PART I:   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
          Item 1.   Financial Statements

                    Balance Sheet as of June 30, 2003 (Unaudited)
                    and December 31, 2002                                     2

                    Statement of Operations
                    Three months and six months ended
                    June 30, 2003 (Unaudited); and June 30, 2002 (Unaudited)  3

                    Statement of Cash Flows
                    Six months ended June 30, 2003 (unaudited), and
                    June 30, 2002 (Unaudited)                                 4

                    Notes to Financial Statements (Unaudited)                 5

          Item 2.   Management Discussion and Analysis of
                    Financial Condition and Results of Operations           6-7

          Item 3:   Controls and Procedures                                   7

PART II   OTHER INFORMATION                                                   8

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements


                               BIO-ONE CORPORATION

                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                JUNE 30, 2003   DECEMBER 31,
                                                                 (UNAUDITED)       2002
                                                                 -----------    -----------
Current assets:
     Cash and cash equivalents                                   $   388,176         14,742
                                                                 -----------    -----------

               Total current assets                                  388,176         14,742

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                                 4,752          4,099
     Deposits                                                         53,500             --
                                                                 -----------    -----------

               Total assets                                      $   446,428         18,841
                                                                 ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable                                            $        --        124,596
     Accrued expenses                                                 79,375        111,375
     Stockholder loans                                                 3,208         71,008
     Current installments of note payable                             74,502         74,502
                                                                 -----------    -----------

               Total current liabilities                             157,085        381,481
                                                                 -----------    -----------

Shareholders' equity:
     Common stock - $.001 par value, authorized 100 million
        shares; issued 38,603,994 shares and 18,854,695 shares        38,604         18,855
     Additional paid in capital                                    2,743,928      1,786,377
     Accumulated deficit                                          (2,493,189)    (2,167,872)
                                                                 -----------    -----------

               Total shareholders' equity                            289,343       (362,640)
                                                                 -----------    -----------

                                                                 $   446,428         18,841
                                                                 ===========    ===========


See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            STATEMENTS OF OPERATIONS

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                        June 30,
                                                    2003            2002             2003           2002
                                                 (UNAUDITED)    (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                                ------------    ------------    ------------    ------------
Revenues:
     Net sales                                  $         --           1,500              --          22,220
                                                ------------    ------------    ------------    ------------

                                                          --           1,500              --          22,220

Costs and expenses:
     Cost of goods sold                                   --             434              --           9,343
     Selling, general and administrative             149,657         142,771         317,318         305,509
                                                ------------    ------------    ------------    ------------

                                                     149,657         143,205         317,318         314,852
                                                ------------    ------------    ------------    ------------

               Operating income (loss)              (149,657)       (141,705)       (317,318)       (292,632)

Non-operating revenue (expense):
     Other Income                                         --         146,996              --         146,996
     Interest expense                                 (3,217)           (590)         (7,999)         (1,750)
                                                ------------    ------------    ------------    ------------

               Loss before income taxes             (152,874)          4,701        (325,317)       (147,386)

Provision for income taxes                                --              --              --              --
                                                ------------    ------------    ------------    ------------

               Net loss                         $   (152,874)          4,701        (325,317)       (147,386)
                                                ============    ============    ============    ============

Basic loss per share                            $     (0.005)             --           (0.01)          (0.01)
                                                ============    ============    ============    ============

Diluted loss per share                          $     (0.005)             --           (0.01)          (0.01)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     33,055,380      12,812,086      28,729,344      12,812,086
                                                ============    ============    ============    ============

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended
                                                                              June 30,
                                                                          2003        2002
                                                                       (UNAUDITED) (UNAUDITED)
                                                                       ---------    ---------
Cash flows from operating activities:
    Net loss                                                           $(325,317)    (147,386)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation and amortization                                   5,327        1,000
           Common stock issued for services                               27,300           --
           Changes in operating assets and liabilities:
               Accounts receivable                                            --        1,672
               Inventories                                                    --       15,153
               Accounts payable and accrued expenses                    (156,596)      83,011
               Other assets                                              (53,500)        (450)
                                                                       ---------    ---------

                    Net cash used in operating activities               (502,786)     (47,000)
                                                                       ---------    ---------

Cash flows from investing activities:
    Purchase of property and equipment                                    (5,980)          --
                                                                       ---------    ---------

                    Net cash used in investing activities                 (5,980)          --
                                                                       ---------    ---------

Cash flows from financing activities:
    Purchase of treasury stock                                                --       (1,750)
    Proceeds from sale of common stock                                   950,000           --
    Payment of principal on shareholder loans                            (67,800)          --
    Proceeds from note payable                                                --       15,000
                                                                       ---------    ---------

                    Net cash provided by financing activities            882,200       13,250
                                                                       ---------    ---------

                    (Decrease) increase in cash and cash equivalents     373,434      (33,750)

Cash and cash equivalents - beginning of period                           14,742       34,103
                                                                       ---------    ---------

Cash and cash equivalents - end of period                              $ 388,176          353
                                                                       =========    =========


See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
         ----------------------------------------------

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and results of operations and cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

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

We intend to pursue a strategy of consolidation becoming one of the first companies to consolidate through vertical integration mergers and marketing/distribution acquisitions. Our principle goal will be to acquire and operate multiple manufacturing and marketing businesses in the nutritional supplements industry with sales under $25 million. Management believes that the nutritional supplement market is ripe for consolidation. When market valuations support it, consolidation by aggregation is the most profitable approach. We believe that these conditions apply today in the consumer health care industry, specifically within the nutritional supplements segment. Our business plan is to consolidate at least one high-level manufacturing business and several distributors/marketers that fit the strict criteria we established. We have engaged the services of certain parties to represent us with the Wall Street investment banking community and institutional investors. We have also engaged Health Business Partners, one of the nutrition industry's leading mergers and acquisition consultants to identify the prospective acquisitions. We are in the process of assembling the management team with the requisite experience to lead this growth, and in furtherance thereof have taken the following actions:

         1. During the second quarter Cornell Capital Partners, L.P. invested $800,000 under the terms of our Equity Line Agreement. We issued 15,020,790 shares of our common stock in connection with this financing.

REVENUES AND EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

We had no revenues during this past quarter as compared to $22,230 for the six months ended June 30, 2002. Our operating loss increased from $292,632 to $317,318. Our lack of revenues is due to management's decision to either terminate or dispose of unprofitable operations and concentrate on potential acquisition candidates. The increase in our operating loss is attributable to due diligence fees incurred relating to the anticipated closing with Investors Corporation on $15 million in acquisition financings and the initial acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets increased from $14,742 as of December 31, 2002 to $388,176 as of June 30, 2003. Our total assets increased from $18,841 to $446,428. This increase is attributable to the $800,000 equity investment. Total liabilities decreased from $381,481 to $157,085.

Management remains focused on implementing the Bio-One business plan. The Company plans to expand by acquiring other companies and using a combination of cash, notes and our preferred/common stock to finance the future acquisitions. For additional information, please see the section on "Subsequent Events."

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

NONE

Item 2. Change in Securities
----------------------------

Following is a list of our securities that we have issued during the last quarter.

  Name                     Date Acquired     Number of Shares     Consideration
  ----                     -------------     ----------------     -------------

Cornell Capital Partners   April-June, 2003      15,020,790          $800,000

1. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder for the issuance of our common stock.

Item 3. Defaults Upon Senior Securities
-----------------------------------------

We have not issued any senior securities and as such there have been no defaults.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended June 30, 2003.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibit
----------------

          Exhibit
          -------
            31      Section 302 Certification
            32      Section 906 Certification

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                               Title                        Date
---------------                      ---------------             --------------


/s/ Armand Dauplaise
-----------------------------
    Armand Dauplaise                 President/Chairman/          August 6, 2003
                                     CEO/Treas/Asst Sec


/s/ Irwin Newman
-----------------------------
    Irwin Newman                     Secretary                    August 6, 2003