Form 10QSB
period 2003-09-30
BIO ONE CORP
filed 2003-11-13
CIK 1062431

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-31889

                               BIO-ONE CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                                NEVADA                                                      65-0815746
                                ------                                                      ----------
    (State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)


       1630 WINTER SPRINGS BOULEVARD, WINTER SPRINGS, FLORIDA                                  32708
       ------------------------------------------------------                                  -----
               (Address of Principal Executive Offices)                                     (Zip Code)


                                 (407) 977-1005
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has
been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

         There were 44,553,996 shares of Common Stock outstanding as of November 7, 2003.

                                     PART I


                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               BIO-ONE CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                            2003 (UNAUDITED)       2002
                                                            ---------------     -----------
Current assets:
     Cash and cash equivalents                                $352,702             14,742
     Accounts receivable                                        35,739                 --
     Inventories                                                60,993                 --
     Prepaids and other current assets                          31,389                 --
                                                              --------           --------

Total current assets                                           480,823             14,742

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                          23,113              4,099
                                                              --------           --------

Total assets                                                  $503,936             18,841
                                                              ========           ========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION
                                 Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                      SEPTEMBER 30,            DECEMBER 31,
                                                                    2003 (UNAUDITED)               2002
                                                                    ---------------           -----------
Current liabilities:
     Accounts payable                                                  $    11,764                 124,596
     Accrued expenses                                                       52,375                 111,375
     Current installments of note payable                                   74,502                  74,502
     Shareholder loans                                                       3,208                  71,008
     Other                                                                 110,295                      --
                                                                       -----------             -----------

 Total current liabilities                                                 252,144                 381,481
                                                                       -----------             -----------

Shareholders' equity:
     Common stock - $.001 par value, authorized 100 million
        shares; issued 44,238,915 and 18,854,695 shares                     44,238                  18,855
     Additional paid in capital                                          3,066,551               1,786,377
     Accumulated deficit                                                (2,858,997)             (2,167,872)
                                                                       -----------             -----------

 Total shareholders' equity                                                251,792                (362,640)
                                                                       -----------             -----------

                                                                       $   503,936                  18,841
                                                                       ===========             ===========

See accompanying notes to financial statements

                               BIO-ONE CORPORATION

                            STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                       2003               2002              2003               2002
                                                   (UNAUDITED)         UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                   ------------       ------------       ------------       ------------
Revenues:
     Net sales                                     $     20,220                 --             20,220             22,220
                                                   ------------       ------------       ------------       ------------

                                                         20,220                 --             20,220             22,220

Costs and expenses:
     Cost of goods sold                                   6,904                 --              6,904              9,343
     Selling, general and administrative                375,731            608,751            691,659            914,260
                                                   ------------       ------------       ------------       ------------

                                                        382,635            608,751            698,563            923,603
                                                   ------------       ------------       ------------       ------------

 Operating income (loss)                               (362,415)          (608,751)          (678,343)          (901,383)

Non-operating revenue (expense):
     Other income                                            --                 --                 --            146,996
     Interest expense                                    (4,783)              (852)           (12,782)            (2,602)
                                                   ------------       ------------       ------------       ------------

 Income before income taxes                            (367,198)          (609,603)          (691,125)          (756,989)

Provision for income taxes                                   --                 --                 --                 --
                                                   ------------       ------------       ------------       ------------

 Net income                                        $   (367,198)          (609,603)          (691,125)          (756,989)
                                                   ============       ============       ============       ============

Basic earnings per share                           $      (0.01)             (0.04)             (0.02)             (0.06)
                                                   ============       ============       ============       ============

Diluted earnings per share                         $      (0.01)             (0.04)             (0.02)             (0.06)
                                                   ============       ============       ============       ============

Weighted average number of shares outstanding        41,421,450         14,012,792         33,899,201         13,612,556
                                                   ============       ============       ============       ============

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                2003              2002
                                                             (UNAUDITED)       (UNAUDITED)
                                                             -----------       -----------
Cash flows from operating activities:
    Net loss                                                 $  (691,125)         (756,989)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation and amortization                           5,990             1,000
           Common stock issued for services                       27,300           494,630
           Changes in operating assets and liabilities:
  Accounts receivable                                            (35,739)            1,672
  Inventories                                                    (60,993)           15,153
  Accounts payable and accrued expenses                         (171,832)           44,274
  Other assets                                                   (31,389)            1,700
  Other                                                          110,295                --
                                                             -----------       -----------

       Net cash used in operating activities                    (847,493)         (198,560)
                                                             -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                           (25,004)               --
                                                             -----------       -----------

       Net cash used in investing activities                     (25,004)               --
                                                             -----------       -----------

Cash flows from financing activities:
    Purchase of treasury stock                                        --            (1,750)
    Proceeds from sale of common stock                         1,278,257           240,000
    Payment of principal on note payable                              --                --
    Proceeds (repayments) from note payable                      (67,800)           71,008
                                                             -----------       -----------

       Net cash provided by financing activities               1,210,457           309,258
                                                             -----------       -----------

       Increase in cash and cash equivalents                     337,960           110,698

Cash and cash equivalents - beginning of period                   14,742            34,103
                                                             -----------       -----------

Cash and cash equivalents - end of period                    $   352,702           144,801
                                                             ===========       ===========


See accompanying notes to financial statements.

                               BIO-ONE CORPORATION
                          (A Development Stage Company)
         Notes to Condensed Consolidated Quarterly Financial Statements
                               September 30, 2003


(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

(A)      ORGANIZATION
         ------------

The accompanying condensed consolidated financial statements include the accounts of Bio-One Corporation (Bio-One or the Company) and its wholly owned subsidiary, Crown Enterprises, Inc. (Crown). All significant intercompany balances and transactions have been eliminated in consolidation. Bio-One and subsidiaries have a December 31 fiscal year end.

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


                                                                     (Continued)

                               BIO-ONE CORPORATION
         Notes to Condensed Consolidated Quarterly Financial Statements


(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(A)      ORGANIZATION - (CONTINUED)
         -------------------------

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


                                                                     (Continued)

                               BIO-ONE CORPORATION
         Notes to Condensed Consolidated Quarterly Financial Statements


(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(B)      REVENUE RECOGNITION
         -------------------

The principal sources of revenues are derived from product sales. Revenue from product sales is recognized when the product is shipped.

(C)      INVENTORY
         ---------

Inventory consists of nutritional supplement products, which are valued at the lower of cost or market on first-in, first-out basis.

(D)      PROPERTY AND EQUIPMENT
         ----------------------

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

(E)      USE OF ESTIMATES
         ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


(F)      FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

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


                                                                     (Continued)

                               BIO-ONE CORPORATION
         Notes to Condensed Consolidated Quarterly Financial Statements


(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(G)      CREDIT RISKS
         ------------

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

(H)      STOCK TRANSACTIONS
         ------------------

Shares issued for services performed are valued at either the fair value of equity instruments issued or the value of services performed, whichever is more reliably measurable.

(I)      STOCK-BASED COMPENSATION
         ------------------------

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

(2)      INCOME TAXES

No provision for income taxes has been recorded for the period ended September 30, 2003, as there was no net income for the period. No benefit from income taxes has been recorded for the three months or nine months ended September 30, 2003 as the benefit resulting from the operating losses has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company's ability to realize the deferred tax assets in the future.

                               BIO-ONE CORPORATION

         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS



(3)      BASIC LOSS PER COMMON SHARE

Basic loss per common share has been computed based upon the weighted average number of common shares outstanding during the period presented.

(4)      COMMITMENTS

The Company has entered into an employment agreement with its founding director requiring aggregate annual salaries of $120,000 beginning in April 1999.

(5)      NOTES PAYABLE

Note payable to bank, bearing interest at the rate of 9%, due March 1, 2003,
collateralized by accounts receivable and inventory.              $     74,502
                                                                  ============

(6)      STOCK BASED COMPENSATION

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

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

INTRODUCTORY STATEMENTS

         Forward-Looking Statements and Associated Risks. This filing contains forward-looking statements, including statements regarding, among other things,
(a) our Company's projected sales and profitability, (b) our Company's business plan and growth strategies, (c) our Company's future financing plans and (d) our Company's anticipated needs for working capital. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," "expects," and similar words are intended to identify forward-looking statements. These forward-looking statements are based largely on our Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond our Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and any industry in which the Company enters, competition, the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

OUR BUSINESS

         We are seeking to become a leading manufacturer and marketer of brand name nutritional supplements sold through multiple distribution pipelines. Our success will be dependent on our ability to acquire companies in the nutritional supplement field and to effectively integrate their operations. Until our acquisition of the assets of Physicians Nutraceutical Laboratories, Inc. in September 2003, we had no operations, products, customers, suppliers, or marketing and sales distribution system. With the acquisition of the assets of Physicians Nutraceutical Laboratories, Inc. we now have a total of eight employees and our wholly-owned subsidiary, PNLabs, Inc., has assumed the leasehold obligation of Physicians Nutraceutical Laboratories, Inc. Our strategy will be dependent upon our successfully acquiring manufacturing, marketing and distribution companies currently engaged in various aspects of this industry.

PNLABS, INC.

         PNLabs, Inc. is our wholly-owned subsidiary and markets five products:
(1) Choless(TM); (2) Choless(TM) Test Kit; (3) Hormone Health; (4) Arthritis Health; and (5) Basic Essentials Multi-Vitamin. Choless(TM) ($29.95) is designed to support healthy HDL, LDL, triglyceride and homocyteine levels. The Choless(TM) Test Kit ($39.95) is designed to be a home cholesterol test kit with results in approximately 15 minutes. Hormone Health ($19.95), designed by physicians, is intended to address symptoms of menopause, bone loss prevention, as well as promote healthy heart functions. Arthritis Health ($29.95) is designed to combine cartilage building and repair components with ingredients to promote the natural formation within the body of a natural anti-inflammatory agent. Basic Essentials Multi-Vitamin ($29.95) is designed as a daily regimen to promote proper nutrition. PNLabs' primary focus is to offer a broad-based product line, which we anticipate will target some of the largest groups currently taking nutritional supplements.

PRINCIPAL PRODUCTS AND SERVICES

         We sell a line of nutritional supplements through our new wholly-owned subsidiary, PNLabs, Inc. We believe that the nutritional supplements address problems with cholesterol, hormone health, arthritis and basic vitamin needs. Except for those products, which we have acquired from Physicians Nutraceutical Laboratories, Inc., we do not market or sell any other supplements.

MANUFACTURING

         We do not currently manufacture any products. While we believe the acquisition of a manufacturing facility will be key to our overall business strategy, we may acquire marketing and distribution companies before we are able to fully implement our business strategy. Until such time as we can manufacture our own products, we will rely on third party manufacturers.

         The principal markets in which we compete are competitive and fragmented, with competitors in both the private label market and health supplements market. The term "private label market" describes product distributors who have outsourced the manufacturing of their product. Over ninety percent (90%) of all nutritional supplements companies have someone else manufacture their products and place their "private label" on the products. We do not believe that this is the most efficient way to operate.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

         We intend to obtain the raw materials for the manufacture of our products from other sources. Currently there are in excess of two hundred (200) primary suppliers of raw materials within the U.S. There are well over one hundred (100) manufacturers in the U.S. that could manufacture any product we choose to produce. We do not anticipate having contracts with any entities or persons committing such suppliers to provide the materials required for the production of our products. We believe that raw materials including all natural herbs and minerals are plentiful worldwide.

MARKETING

         No current marketing, sales or distribution system is currently in place. During 2003, Mr. Armand Dauplaise's primary effort has been devoted to negotiating with investment banking sources for Bio-One and identifying potential acquisition candidates.

         The following discussion is predicated upon us generating significant revenues and raising additional capital to fully implement our vertical integration and acquisition strategy. We plan to develop a sales and marketing/customer service department dedicated to selling our services and proprietary products to consumers in the health supplement industry.

         The primary markets for our services and products are in the preventive and alternative healthcare fields. Preventive and alternative healthcare programs and systems establish very specific requirements in helping improve and maintain citizenry health. We believe that the market is global and growing rapidly. As nutritional supplements use combined with preventive and alternative healthcare become more readily accepted, we believe physicians and other healthcare providers will be targeted for marketing purposes.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003, AS COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002

         NET SALES. For the three months ended September 30, 2003, we had net sales of $20,220, as compared to net sales of $0 for the three months ended September 30, 2002, an increase of $20,220. This increase is primarily attributable to the acquisition by our wholly-owned subsidiary, PNLabs, Inc., in September 2003, of substantially all of the assets of Physicians Nutraceutical Laboratories, Inc. Net sales for the three months ended September 30, 2003, is comprised of sales of five products: (1) Choless(TM); (2) Choless(TM) Test Kit;
(3) Hormone Health; (4) Arthritis Health; and (5) Basic Essentials
Multi-Vitamin.

         COST OF GOODS SOLD. For the three months ended September 30, 2003, we had cost of goods sold of $6,904, as compared to cost of goods sold of $0 for the three months ended September 30, 2002, an increase of $6,904. This increase is primarily attributable to the third-party manufacturing costs incurred by our wholly-owned subsidiary, PNLabs, Inc., in connection with the marketing and sales of the nutritional supplement products acquired when PNLabs, Inc., purchased substantially all of the assets of Physicians Nutraceutical Laboratories, Inc., in September 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2003, we incurred selling, general and administrative expenses of $375,731, as compared to selling, general and administrative expenses of $608,751 for the three months ended September 30, 2002, a decrease of $233,020 or 38.3%. This decrease is primarily attributable to the sale of the Crown Enterprises "Live Blood Cell Analysis" program to a former shareholder and director of our Company.

         OPERATING INCOME (LOSS). For the three months ended September 30, 2003, we incurred an operating loss of $362,415, as compared to an operating loss of $608,751 for the three months ended September 30, 2002, a decrease of $246,336 or 40.5%. This decrease is primarily attributable to our decrease in selling, general and administrative expenses and our increase in net sales, respectively, for the three months ended September 30, 2003 and the sale of the Crown Enterprises "Live Blood Cell Analysis" program to a former shareholder and director of the Company.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003, AS COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002

         REVENUES. For the nine months ended September 30, 2003, we had net sales of $20,220, as compared to net sales of $22,220 for the nine months ended September 30, 2002, a decrease of $2,000 or 9.0%. This decrease is primarily attributable to our transition from selling the "Live Blood Cell Analysis" testing services and selected nutritional supplements to marketing and selling the nutritional supplement products that were acquired in September 2003, when our wholly-owned subsidiary, PNLabs, Inc., purchased substantially all of the assets of Physicians Nutraceutical Laboratories, Inc.

         COST OF GOODS SOLD. For the nine months ended September 30, 2003, we had cost of goods sold of $6,904, as compared to cost of goods sold of $9,343 for the nine months ended September 30, 2002, a decrease of $2,439 or 26.1%. This decrease is primarily attributable to our transition from selling the "Live Blood Cell Analysis" testing services and selected nutritional supplements to the third-party manufacturing expenses incurred by our wholly-owned subsidiary, PNLabs, Inc., with respect to the nutritional supplement products that it acquired in September 2003, when it purchased substantially all of the assets of Physicians Nutraceutical Laboratories, Inc.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the nine months ended September 30, 2002, we incurred selling, general and administrative expenses of $691,659, as compared to selling, general and administrative expenses of $914,260 for the nine months ended September 30, 2002, a decrease of $222,601 or 24.3%. This decrease is primarily attributable to and the sale of the Crown Enterprises "Live Blood Cell Analysis" program to a former shareholder and director of the Company.

         OPERATING INCOME (LOSS). For the nine months ended September 30, 2003, we incurred an operating loss of $678,343, as compared to an operating loss of $901,383 for the nine months ended September 30, 2002, a decrease of $223,040 or 24.7%. This decrease is primarily attributable to our decrease in selling, general and administrative expenses for the nine months ended September 30, 2003, and the sale of the Crown Enterprises "Live Blood Cell Analysis" program to a former shareholder and director of the Company.

CERTAIN BUSINESS RISK FACTORS

         We are subject to various risks, which may have a material adverse effect on our Company's business, financial condition and results of operations. Certain risks are discussed below:

         WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $2,858,997 as of September 30, 2003. For the years ended December 31, 2002, 2001 and 2000, we incurred a net loss of $920,447, $677,150 and $365,213, respectively. During the nine months ended September 30, 2003, we incurred a net loss of $691,125. We cannot predict the amount of revenues, if any, we may generate as a result of our acquisition of the assets of Physicians Nutraceutical Laboratories, Inc., which we consummated on September 11, 2003. Consequently, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our revised business plan, which calls for us to secure both debt and equity financing while aggressively pursuing acquisitions and/or joint ventures with companies in the nutritional supplement industry. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Equity Line of Credit we have established with Cornell Capital Partners. If we incur any problems in drawing down our Equity Line of Credit, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

         WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We have relied on significant external financing to fund our operations. As of November 7, 2003, we have received a total of $1.5 million under our Equity Line of Credit with Cornell Capital Partners. We received all of these proceeds in fiscal years 2002 and 2003, both periods in which we had no revenues. Prior to our Equity Line of Credit, our officers and directors advanced us approximately $70,000 in 2002 during a period in which we had approximately $20,000 in revenues. As of September 30, 2003, we had $352,702 in cash and cash equivalents, our current assets totaled $480,823 and our current liabilities were $252,144. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on our Equity Line of Credit, we believe that we have sufficient funds to continue operations for three to four months. We anticipate that we will require $720,000 to fund our anticipated operating expenses and approximately $16,000,000 to fund our expansion plans for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         Our common stock is traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the nutritional supplement industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock in October 2003 was 301,995 shares. The high and low bid price of our common stock for the last two years has been $0.47 and $0.04, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

         WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED UNDER THE EQUITY LINE OF CREDIT AND THE PRICE OF OUR COMMON STOCK WILL AFFECT OUR ABILITY TO DRAW DOWN ON THE EQUITY LINE OF CREDIT

         Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Equity Line of Credit. As of November 7, 2003, we have received $1.5 million and issued 30,000,000 shares under the Equity Line of Credit. The amount of each advance under the Equity Line of Credit is subject to an aggregate maximum advance amount equal to $500,000 in any 30-calendar-day period. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

         In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock which will be issued under the Equity Line of Credit. In light of our recent stock price, we have not registered a sufficient number of shares of common stock to draw down the remaining $8.5 million available to us under the Equity Line of Credit. Based on our recent stock price of $0.08, and that we are registering 50 million shares pursuant to a registration statement, the maximum amount we would be able to draw down on the remaining balance of the Equity Line of Credit equals $4,000,000. At our current stock price of $0.08, we would have to register 106,250,000 million shares of common stock to draw down the entire $8.5 million remaining available to us under the Equity Line of Credit. Our Articles of Incorporation currently authorize Bio-One to issue 100 million shares and, as of November 7, 2003, we have 44,553,996 shares of common stock issued and outstanding. In the event that we may need to register additional shares of common stock to fully utilize the Equity Line of Credit, we will need to obtain shareholder approval to increase our authorized common stock and amend our Articles of Incorporation. On November 6, 2003, we filed a definitive proxy statement with respect to a Special Meeting of our shareholders to increase our authorized common stock to 500,000,000 shares. We cannot be certain that we would obtain such shareholder approval due to the dilutive effect of the financing arrangement. Further, in the event we desire to draw down any available amounts remaining under the Equity Line of Credit after we have issued the 50 million shares being registered in the accompanying registration statement and assuming we have obtained shareholder approval to increase our authorized common stock, we will have to file a new registration statement to cover such additional shares we will issue for additional draw downs on the Equity Line of Credit. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Equity Line of Credit. Therefore, if we are unable to draw down on our Equity Line of Credit, we may be forced to curtail or cease our business operations.

         OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

         o        With a price of less than $5.00 per share.

         o        That are not traded on a "recognized" national exchange.

         o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share).

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         o Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

         WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of Armand Dauplaise, our President and Chairman of the Board of Directors. Mr. Dauplaise has been instrumental in securing our existing financing arrangements. In addition, Mr. Dauplaise's efforts resulted in our acquisition of the assets of Physicians Nutraceutical Laboratories, Inc., in September 2003. Mr. Dauplaise is also primarily responsible for identifying additional acquisition candidates with the assistance of Health Business Partners LLC and undertaking due-diligence investigations. Mr. Dauplaise receives a salary of $120,000 per year and a car allowance pursuant to his employment agreement with Bio-One. The employment agreement is for one year and is renewable annually. The loss of the services of Mr. Dauplaise could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Dauplaise.

         In addition, in order to implement our revised business strategy, we believe that we will need to attract and retain a Chief Financial Officer, a Director of Marketing, a Director of Operations, an Information Technology Officer and additional administrative support staff as our company grows.

         WE MAY BE UNABLE TO MANAGE GROWTH

         Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

         o Respond to the needs of an operating business and be able to fully integrate management and controls to our acquisition of the assets of Physicians Nutraceutical Laboratories, Inc., as well as any future acquisitions.

         o Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

         o If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

         THE ISSUANCE OF PREFERRED STOCK MAY ENTRENCH MANAGEMENT OR DISCOURAGE A CHANGE OF CONTROL

         Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company or, alternatively, granting the holders of preferred stock such rights as to entrench management. If the holders of our common stock desired to remove current management, it is possible that our Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors.

         WE EXPECT INTENSE COMPETITION IN OUR INDUSTRY

         Many of our competitors have significantly greater name recognition and financial and other resources. If we are able to compete effectively against our competitors, we will be forced to curtail or cease our business operations.

         OUR INDUSTRY IS SUBJECT TO GOVERNMENT REGULATION

         The manufacturing, processing, formulation, packaging, labeling and advertising of vitamins and other neutraceutical products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

         FUTURE ACQUISITIONS MAY DISRUPT OUR BUSINESS AND DEPLETE OUR FINANCIAL RESOURCES

         Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products and technologies. While we have no current agreements to do so, we anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

         o issue stock that would dilute our current stockholders' percentage ownership;

         o        incur debt;

         o        assume liabilities;

         o incur amortization expenses related to goodwill and other intangible assets; or

         o        incur large and immediate write-offs.

         The use of debt or leverage to finance our future acquisitions should allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business or the possible bankruptcy of our business.

         Our operation of any acquired business will also involve numerous risks, including:

         o integration of the operations of the acquired business and its technologies or products;

         o        unanticipated costs;

         o        diversion of management's attention from our core business;

         o adverse effects on existing business relationships with suppliers and customers;

         o risks associated with entering markets in which we have limited prior experience; and

         o potential loss of key employees, particularly those of the purchased organizations.


         OUR EQUITY CREDIT LINE AGREEMENT COULD HAVE AN ADVERSE EFFECT ON OUR ABILITY TO MAKE ACQUISITIONS WITH OUR COMMON STOCK

         We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. It may be necessary for our shareholders to approve an increase in our authorized common stock for us to register additional shares of common stock in order to have sufficient authorized shares available to make acquisitions using our common stock. As we issue shares of common stock pursuant to the Equity Credit Line Agreement, we may not have sufficient shares of our common stock available to successfully attract and consummate future acquisitions.

         INVESTORS SHOULD NOT RELY ON AN INVESTMENT IN OUR STOCK FOR THE PAYMENT OF CASH DIVIDENDS

         We have not paid any cash dividends on our capital stock and we do not anticipate paying cash dividends in the future. Investors should not make an investment in our common stock if they require dividend income. Any return on an investment in our common stock will be as a result of any appreciation, if any, in our stock price.

         THERE ARE NO CONCLUSIVE STUDIES REGARDING THE MEDICAL BENEFITS OF NUTRITIONAL SUPPLEMENTS

         We currently market five products: (1) Choless(TM); (2) Choless(TM) Test Kit; (3) Hormone Health; (4) Arthritis Health; and (5) Basic Essentials Multi-Vitamin. Many of the ingredients in our current products, and we anticipate in our future products, will be vitamins, minerals, herbs and other substances for which there is not a long history of human consumption. Although we believe all of our products to be safe when taken as directed by us, there is little experience with human consumption of certain of these product ingredients in concentrated form. In addition, we are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies, we could be adversely affected in the event any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume our products as we suggest or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition.

         THE MANUFACTURE AND DISTRIBUTION OF VITAMINS AND OTHER NUTRITIONAL SUPPLEMENTS COULD RESULT IN PRODUCT LIABILITY CLAIMS

         We currently market five products: (1) Choless(TM); (2) Choless(TM) Test Kit; (3) Hormone Health; (4) Arthritis Health; and (5) Basic Essentials Multi-Vitamin. We, like any other retailer, distributor and manufacturer of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While we do maintain product liability insurance, it may not be adequate to cover any liabilities. We do not anticipate obtaining contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

         POTENTIAL EFFECT OF ADVERSE PUBLICITY

         We believe the growth experienced by the nutritional supplement market is based in part on national media attention regarding scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary.

         In the future, scientific research and/or publicity may not be favorable to the nutritional supplement market or any particular product, or may be inconsistent with earlier favorable research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could have a material adverse effect on our operations and financial condition. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies could have a material adverse effect on our operations. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products. Any such occurrence could have a negative effect on our operations.

         ANY FUTURE ACQUISITIONS WILL HAVE TO DEVELOP NEW PRODUCTS IN ORDER TO KEEP PACE WITH CHANGING CONSUMER DEMANDS

         The dietary supplement industry is highly competitive and characterized by changing consumer preferences and continuous introduction of new products. Our goal is to expand our portfolio of dietary supplement products through acquisition of existing companies and/or products serving niche segments of the industry. New products must be introduced in a timely and regular basis to maintain distributor and consumer interest and appeal to varying consumer preferences.

         We believe that any future success of our company will depend, in part, on our ability to anticipate changes in consumer preferences and acquire, manage, develop and introduce, in a timely manner, new products that adequately address such changes. If we are unable to develop and introduce new products or if our new products are not successful, our sales may be adversely affected as customers seek competitive products. In addition, our introduction or our announcement of new products could result in a reduction in sales of our existing products, requiring us to carefully manage product introductions in order to minimize disruption in sales of our existing products. Any reduction in purchases or consumption of our existing products could have a material adverse effect on our business, operating results and financial condition.

ITEM 3.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

         CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                     PART II


                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         We are not aware of any legal proceedings involving our Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None.

         (b)      None.

         (c) In May 1998, prior to its acquisition of Crown, the Company sold 1,600,000 shares of its unrestricted common stock to seventy-two (72) investors for $16,000. Dale B. Finfrock, Jr., the Company's then current sole officer and director, received 279,960 of such shares.

         In May 2000, the Company entered into the Share Exchange with Crown Enterprises. We issued 10,000,000 shares of its common stock to the shareholders of Crown for all of the issued and outstanding stock of Crown. As part of the exchange, Armand Dauplaise (the Company's current President and Chairman) and Kevin Lockhart (the Company's Secretary at that time) each received 4,597,500 shares of the Company's Common Stock.

         In May 2000, we issued 100,000 shares of our restricted common stock to three (3) persons for their services to the Company in connection with the Share Exchange.

         In June 2000, we sold 40,000 shares of our restricted common stock to one (1) investor for $10,000.

         In July 2000, we sold 100,000 shares of our restricted common stock to one (1) investor for $25,000. The Company also issued a warrant to purchase an additional 400,000 shares of the Company's restricted common stock, which warrant was exercisable at a price of $0.25 per share. The Company received a total of $25,000 for the investment. The warrant has expired.

         In October 2000, we issued a total of 86,000 shares of its common stock to Bradley Kline, Melvin Correll and Glenna Correll. These shares were issued for services rendered. No contract exists. Richard Wilson, who received 60,000 of the shares, was inadvertently left off the list of Crown shareholders when the Share Exchange took place in May 2000.

         In November 2000, we sold 140,000 shares of our common stock to one (1) investor for $35,000. We also issued a warrant to purchase an additional 180,000 shares of the Company's common stock at an exercise price of $1.00 per share or eighty percent (80%) of the average bid price for the first three (3) weeks of public trading, whichever is lower. The warrants have expired.

         In December 2000, the Company executed a convertible promissory note in favor of Margaret Schrock in the principal amount of $25,000. The note was conducted to common stock in August 2001.

         In December 2000, the Company sold a total of 139,999 shares of its common stock to four (4) investors for a total of $34,999.99.

         In March 2001, the Company sold 400,000 and 100,000 shares of its common stock to John M. Moxen and Ohio Well Management, Inc., an Ohio corporation respectively for a total of $125,000. The Company issued warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $1.00 per share or eighty percent (80%) of the average bid price for the first three (3) weeks of public trading, whichever is lower. The warrants have expired.

         In April 2001, the Company issued 10,000 shares of its common stock to Curt Jones, who served as a financial consultant to the Company.

         In May 2001, the Company issued 100,000 shares of its common stock and a warrant to purchase an additional 100,000 shares of its common stock at an exercise price of $0.29 to Arthur Szatkowski for $25,000. The warrants expired June 22, 2002.

         In June 2001, the Company issued 10,000 shares of its common stock to Curt Jones, who served as a financial consultant to the Company.

         In June 2001, the Company issued 2,000 shares of its common stock to Charles A. Gaudio & MaryAnn Gaudio JTWROS for services in connection with production of the Company's website.

         In July 2001, the Company issued 285,624 shares and 31,735 shares of its restricted common stock to Irwin Newman and Jeffrey Gerstein respectively, in connection with a consulting agreement entered into between the Company and Mr. Newman.

         In August 2001, the Company issued 416,667 shares of its common stock to John M. Moxen upon the conversion of Mr. Moxen's promissory note dated May 25, 2001.

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

         In November 2001, we issued the following shares:

                                                   NUMBER OF
                  NAME OF SHAREHOLDER                SHARES      CONSIDERATION
                  -------------------                ------      -------------
                  Robert Gingras                    300,000      $75,000 Cash
                  Frank Clark                        23,936      Consulting
                  Richard Wexler                      5,000      Consulting
                  Steve Scott                         5,000      Consulting

         In August 2002, we issued the following shares in connection with the Equity Credit Line:

                     NAME OF SHAREHOLDER                     NUMBER OF SHARES
                     -------------------                     ----------------
                     Howard Salamon                              147,826
                     Mark A. Angelo                              266,087
                     Robert Farrell                              266,087
                     Joseph Donahue                              266,087
                     Matthew Beckman                             266,087
                     Gerald Eicke                                133,043
                     George Kanakis                              133,044

         We also issued 43,759 shares to Westrock Advisors in connection with a placement agent agreement.

         In October 2002, we issued shares to the following individuals for consulting services:

                     NAME OF SHAREHOLDER                       NUMBER OF SHARES
                     -------------------                       ----------------
                     Irwin Newman                                   31,090
                     Jeffrey Gerstein                                3,450
                     Gary Whorle                                    10,000

         In December 2002, we issued 110,000 shares to Roy Lerman for consulting services.

         During October 2002 to July 2003, we issued the following shares:

                   NAME OF SHAREHOLDER      DATE ACQUIRED      NUMBER OF SHARES
                   -------------------      -------------      ----------------
                   Irwin Newman                01/03                73,045
                   Jeffrey Gerstein            01/03                 8,115
                   Frank Clark                 02/03               179,105
                   Scott Sieck                 02/03               141,000

         The shares were issued for consulting services.

         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Bio-One so as to make an informed investment decision. More specifically, Bio-One had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Bio-One's common stock.

         (d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS.

EXHIBIT NO.        DESCRIPTION                                          LOCATION
-----------        -----------                                          --------
3.(i).1            Articles of Incorporation of Bio-One Corporation     Incorporated by reference to the Company's
                   filed February 24, 1998                              Registration Statement filed on Form 10-SB filed
                                                                        November 3, 2000

3.(i).2            Certificate of Amendment of Articles of              Incorporated by reference to the Company's
                   Incorporation filed August 7, 2000                   Registration Statement filed on Form 10-SB filed
                                                                        November 3, 2000

3.(ii).1           Bylaws of Bio-One Corporation                        Incorporated by reference to the Company's
                                                                        Registration Statement filed on Form 10-SB filed
                                                                        November 3, 2000

10.1               Share Exchange Agreement between the Company and     Incorporated by reference to the Company's
                   Crown Enterprises dated May 20, 2000                 Registration Statement filed on Form 10-SB filed
                                                                        November 3, 2000

10.2               Employment Agreement between the Company and         Incorporated by reference to the Company's
                   Armand Dauplaise dated May 30, 2000                  Registration Statement filed on Form 10-SB filed
                                                                        November 3, 2000

10.3               Equity Line of Credit Agreement between the          Incorporated by reference to the Company's
                   Company and Capital Partners, LP dated July 25,      Quarterly report filed on Firm 10-QSB for the
                   2002                                                 period ended June 30, 2002 on August 14, 2002

10.4               Placement Agent Agreement between Bio-One Corp and   Incorporated by reference to the Company's Form
                   Westrock Advisors                                    SB-2 Registration Statement filed August 27, 2002

10.5               Registration Rights Agreement between Bio-One        Incorporated by reference to the Company's Form
                   Corporation and Cornell Capital Partners, LLP        SB-2 Registration Statement filed August 27, 2002

10.6               Escrow Agreement between Bio-One Corporation,        Incorporated by reference to the Company's Form
                   Cornell Capital Partners, L.P. Butler Gonzales LLP   SB-2 Registration Statement filed August 27, 2002
                   and Wachovia Bank, N.A.

10.7               Agreement between the Company and Kevin Lockhart     Incorporated by reference to the Company's
                   and General Release in connection with redemption    Form 8-K filed August 2, 2002
                   of shares and resignation as Board Member

31.1               Certification Pursuant to Section 302                Provided herewith

31.2               Certification Pursuant to Section 302                Provided herewith

32.1               Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith

         (B)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarterly period ended September 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 12, 2003          BIO-ONE CORPORATION

                                    By:  /s/ Armand Dauplaise
                                        ---------------------------------------
                                        Armand Dauplaise
                                        President, Chief Executive Officer and
                                        Principal Accounting Officer