Form 10KSB/A
period 2002-12-31
BIO ONE CORP
filed 2004-01-30
CIK 1062431

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB


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

OPERATING EXPENSE


Selling, general and administrative expenses for the year ended December 31, 2002 were $1,051,123 as compared to $710,977 for the year ended December 31, 2001. A significant portion of the professional fees set forth in both the 2002 and 2001 statement represents non- cash based payments to professionals. We had net operating losses totaling ($609,761) and ($677,150) for the years ended December 31, 2002 and 2001, respectively.


ASSETS AND LIABILITIES


Total current assets as of December 31, 2002 were $14,742 as compared to $50,728 as of December 31, 2001. Our assets consist primarily of cash, $14,742 as compared to $34,103 as of December 31, 2001. Our total current liabilities as of December 31, 2002 were $381,481 as compared to $293,181. Approximately 80% of these liabilities represent accrued expenses for officer's salaries, which remain to be paid.

Our Stockholders' deficit as of December 31, 2002 was ($70,640) as compared to ($222,311) as of December 31, 2001.


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

[2] Incorporated herein by reference to the Company's amended Registration Statement on Form 10-SB filed January 5, 2001.

[3] Incorporated herein by reference to the Company's Form 10-QSB for the quarter ended June 30, 2001, filed August 14, 2001.

[4] Incorporated herein by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001, filed November 9, 2001.

[5] Incorporated by reference to the Company's Form SB-2 filed August 27, 2002.

SIGNATURES

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                                    Title                                    Date
---------------                          ---------------                         --------------
/s/ Armand Dauplaise
-------------------------------
    Armand Dauplaise                     President, Chairman,                    January 30, 2004
                                         CEO, Principal Accounting Officer,
                                         and Chief Financial Officer


/s/ Irwin Newman
-------------------------------
    Irwin Newman                         Secretary and Director                  January 30, 2004


/s/ Bernard Shinder
-------------------------------
    Bernard Shinder                      Director                                January 30, 2004


/s/ Frank Clark
-------------------------------
    Frank Clark                          Director                                January 30, 2004


/s/ Roy Lerman
-------------------------------
    Roy Lerman                           Director                                January 30, 2004




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



         Date:  January 30, 2004



         /s/s Armand Dauplaise
         -------------------------------------
         President, Chief Executive Officer
         Chief Financial Officer and
         Principal Accounting Officer

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Bio-One Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

A signed original of this written statement required by Section 906, or other document authentications, acknowledging or otherwise adopting the signature that appears in typed form with the electronic version of this written statement required by Section 906, has been provided to Kirkpatrick & Lockhart LLP and will be retained Kirkpatrick & Lockhart LLP and furnished to the Securities and Exchange Commission or its staff upon request.


/s/ Armand Dauplaise
---------------------------
    Armand Dauplaise
    President, Chief Executive Officer
    Chief Financial Officer and
    Principal Accounting Officer

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


February 6, 2003, except for note 9
for which the date is December 23, 2003
Maitland, Florida

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                     Assets
                                                                               2002              2001
                                                                            -----------      -----------
Current assets:
      Cash                                                                  $    14,742           34,103
      Accounts receivable                                                          --              1,672
      Inventory                                                                    --             15,153
                                                                            -----------      -----------

              Total current assets                                               14,742           50,928
                                                                            -----------      -----------

Furniture and equipment                                                           9,426           26,242
      Less accumulated depreciation                                               5,327            8,000
                                                                            -----------      -----------

              Net furniture and equipment                                         4,099           18,242
                                                                            -----------      -----------

Other assets:
      Deposits                                                                     --              1,700
      Loan commitment fee, less accumulated
           amortiztion of $58,000                                               292,000             --
                                                                            -----------      -----------

                                                                            $   310,841           70,870
                                                                            ===========      ===========

 Liabilities and Stockholders' Deficit

Current liabilities:
      Accounts payable                                                      $   124,596           16,037
      Notes payable (note 6)                                                     74,502           74,502
      Notes payable - shareholder                                                71,008
      Accrued expenses (note 5)                                                 111,375          202,642
                                                                            -----------      -----------

              Total current liabilities                                         381,481          293,181
                                                                            -----------      -----------

Stockholder's deficit:
      Common stock ($.001 par value; 100 million shares authorized;
           18,854,695 shares at December 31, 2002 and 12,812,086 shares
           at December 31, 2001 issued and outstanding)                          18,855           12,812
      Preferred stock ($.001 par value; 10,000,000
           shares authorized; none issued)                                         --
      Additional paid-in capital                                              1,786,377        1,030,988
      Accumulated deficit                                                    (1,875,872)      (1,266,111)
                                                                            -----------      -----------

              Total stockholders' deficit                                       (70,640)        (222,311)
                                                                            -----------      -----------

                                                                            $   310,841           70,870
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

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                      Consolidated Statements of Operations

           Years ended December 31, 2002 and 2001, and the cumulative period from April 9, 1999 (date of inception) through December 31, 2002


                                                                                           Period from
                                                                                          April 9, 1999
                                                           2002                        (inception) through
                                                         Restated            2001       December 31, 2002
                                                       ------------      ------------  -------------------

Revenue:
     Product sales                                     $     22,220            82,943           268,035

Cost of goods sold                                            9,343            39,698           111,660
                                                       ------------      ------------      ------------

         Gross profit                                        12,877            43,245           156,375
                                                       ------------      ------------      ------------

Selling, general and administrative:
     Professional fees                                      845,491           532,409         1,766,449
     Salaries                                                48,092            58,000           316,560
     Rent                                                    12,563            27,175            56,438
     Other administrative                                   144,977            93,393           308,534
                                                       ------------      ------------      ------------

         Total selling, general and administrative        1,051,123           710,977         2,447,981
                                                       ------------      ------------      ------------

Other income (expense):
     Interest expense                                       (10,512)           (9,418)          (23,263)
     Other income                                           146,997              --             146,997
                                                       ------------      ------------      ------------

                 Net loss, as previously reported      $   (901,761)         (677,150)       (2,167,872)
                                                       ============      ============      ============

Chage in accounting principle (note 9)                      292,000              --             292,000
                                                       ------------      ------------      ------------

                Net loss, as restated                 $   (609,761)          (677,150)       (1,875,872)
                                                       ============      ============      ============

Loss per common share:
         Basic                                         $       (.04)             (.06)             (.20)
                                                       ============      ============      ============

         Diluted                                       $       (.04)             (.06)             (.20)
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

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                   Years ended December 31, 2002, 2001, 2000, and the period from inception (April 9, 1999) through December 31, 2002

                                                                                  Additional                            Stock
                                               Common Stock                         Paid-in          Treasury        Subscription
                                                  Shares           Amount           Capital           Stock           Receivable
                                              --------------     ------------    --------------   ---------------   ---------------

Balances, April 9, 1999                               --        $       --                --                --                --

Common stock subscribed                          4,564,500             4,565            (1,065)             --              (3,500)

Common stock issued for cash                       430,000               430           116,570              --                --

Net loss                                              --                --                --                --                --
                                              ------------      ------------      ------------      ------------      ------------

Balances, December 31, 1999                      4,994,500             4,995           115,505              --              (3,500)

Common stock issued for cash                       450,000             4,500            34,500              --                --

Common stock issued for services                    51,000               510             4,590              --                --

Common stock subscribed                          4,424,500            44,245           (40,745)             --              (3,500)

Reverse acquisition                              1,700,000           (42,630)           52,130              --                --

Common stock issued for cash                       140,000               140            34,860              --                --

Stock subscription                                    --                --                --                --               7,000

Common stock issued for cash                       279,999               280            69,720              --                --

Common stock issued for services                    26,000                26             6,474              --                --

Shares returned to treasury from founders       (2,095,000)           (2,095)            2,095             2,095              --

Cancellation of treasury shares                       --                --                --              (2,095)             --

Net loss                                              --                --                --                --                --
                                              ------------      ------------      ------------      ------------      ------------

Balances, December 31, 2000                      9,970,999             9,971           279,129              --                --

Common stock issued for cash                       600,000               600           149,400              --                --

Common stock issued for services                   795,532               795           261,805              --                --

Conversion of debt to common stock                 555,555               556            99,444              --                --

Exercise of warrants                               890,000               890           241,210              --                --

Net loss                                              --                --                --                --                --
                                              ------------      ------------      ------------      ------------      ------------

Balances, December 31, 2001                     12,812,086            12,812         1,030,988              --                --

Common stock issued for cash                     5,404,959             5,405           234,595              --                --

Common stock issued for services                   865,910             2,388           520,794              --                --

Common stock issued for commitment fee           1,521,740             1,522           348,478              --                --

Purchase and retirement of shares               (1,750,000)           (1,750)             --                --                --

Net loss                                              --                --                --                --                --
                                              ------------      ------------      ------------      ------------      ------------

Balances, December 31, 2002                   $ 18,854,695            18,855         1,786,377              --                --
                                              ============      ============      ============      ============      ============
[restubbed table]


                                              Accumulated
                                                Deficit             Total
                                             ---------------    --------------

Balances, April 9, 1999                               --                --

Common stock subscribed                               --                --

Common stock issued for cash                          --             117,000

Net loss                                          (223,748)         (223,748)
                                              ------------      ------------

Balances, December 31, 1999                       (223,748)         (106,748)

Common stock issued for cash                          --              39,000

Common stock issued for services                      --               5,100

Common stock subscribed                               --                --

Reverse acquisition                                   --               9,500

Common stock issued for cash                          --              35,000

Stock subscription                                    --               7,000

Common stock issued for cash                          --              70,000

Common stock issued for services                      --               6,500

Shares returned to treasury from founders             --               2,095

Cancellation of treasury shares                       --              (2,095)

Net loss                                          (365,213)         (365,213)
                                              ------------      ------------

Balances, December 31, 2000                       (588,961)         (299,861)

Common stock issued for cash                          --             150,000

Common stock issued for services                      --             262,600

Conversion of debt to common stock                    --             100,000

Exercise of warrants                                  --             242,100

Net loss                                          (677,150)         (677,150)
                                              ------------      ------------

Balances, December 31, 2001                     (1,266,111)         (222,311)

Common stock issued for cash                          --             240,000

Common stock issued for services                      --             173,182

Common stock issued for commitment fee                --             350,000

Purchase and retirement of shares                     --              (1,750)

Net loss                                          (609,761)         (609,761)
                                              ------------      ------------

Balances, December 31, 2002                     (1,875,872)          (70,640)
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

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

           Years ended December 31, 2002 and 2001, and the cumulative period from April 9, 1999 (date of inception) through December 31, 2002

                                                                                               Period from
                                                                                              April 9, 1999
                                                                                           (inception) through
                                                                  2002            2001      December 31, 2002
                                                               ----------      ----------  -------------------
Cash flows used in operating activities:
     Net loss                                                  $ (609,761)       (677,150)     (1,875,872)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
         Depreciation and amortization                             60,884           4,871          68,884
         Common stock issued for services                         173,182         262,600         205,232
         Changes in:
             Accounts receivable                                    1,672             258            --
             Inventory                                             15,153           4,748            --
             Other assets                                           1,700            --              --
             Accounts payable                                     108,559         (14,123)        124,596
             Accrued expenses                                     (78,936)           (826)        111,375
                                                               ----------      ----------      ----------

                 Net cash used in operating activities           (327,547)       (419,622)     (1,365,785)
                                                               ----------      ----------      ----------

Cash flows from investing activities:
     Purchase of equipment                                         (2,822)         (8,207)        (14,983)
                                                               ----------      ----------      ----------

                 Net cash used in investing activities             (2,822)         (8,207)        (14,983)
                                                               ----------      ----------      ----------

Cash flows from financing activities:
     Proceeds from note payable to stockholder                     71,008            --            71,008
     Issuance of common stock                                     240,000         392,000       1,250,000
     Proceeds from issuance of notes payable                         --            75,000         199,502
     Repayment of principal on notes payable                         --           (25,000)       (125,000)
                                                               ----------      ----------      ----------

                 Net cash provided by financing activities        311,008         442,000       1,395,510
                                                               ----------      ----------      ----------

Net change in cash                                                (19,361)         14,271          14,742

Cash, beginning of period                                          34,103          19,832            --
                                                               ----------      ----------      ----------

Cash, end of period                                            $   14,742          34,103          14,742
                                                               ==========      ==========      ==========

Supplemental disclosure of cash flows information:
     Cash paid during the period for interest                  $   10,512           9,418          23,263
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

                                                                     (Continued)

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(A)      ORGANIZATION - (CONTINUED)


In July 2002, the Company signed an agreement with Cornell Capital Partners, LP for a $10,000,000 Equity Line of Credit investment. Cornell Capital is a domestic hedge fund, which makes investments in small-to-mid-sized publicly traded companies. Under the Equity Line Agreement, Bio-One has the right, but not the obligation to require Cornell Capital to purchase shares of Bio-One common stock up to a maximum amount of $10,000,000 over a 24-month period commencing September 3, 2002. There is no minimum draw down although Bio-One may make draws, as provided below, during the term of the Equity Line. The purchase price of the shares will be 100% of the lowest closing bid price of Bio-One common stock during the six consecutive trading days immediately following receipt of the Company's notice of its intent to make an Equity Line draw, which notice may be withdrawn by the Company. Bio-One paid Cornell Capital a one-time fee equal to $350,000, payable in 1,478,261 shares of Rule 144 restricted common stock. This fee of $350,000 has been capitalized as a loan commitment fee and is being amortized over the 2 year term of the commitment. Cornell Capital is entitled to retain 5% of each Equity Line advance.


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

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(D)       PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line methods over five year estimated useful lives.

Depreciation expense amounted to $2,884, $4,871, and $10,884 for the years ended December 31, 2002, 2001, and the cumulative period from April 9, 1999 through December 31, 2002.

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

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(H)      CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(I)      ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses during 2002 or 2001.

(J)      STOCK TRANSACTIONS

Shares issued for services performed are valued at either the fair value of equity instruments issued or the value of services performed, whichever is more reliably measurable.

(K)      STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB no. 25".) The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see note 7).

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)       INCOME TAXES

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

(4)       COMMITMENTS

The Company has entered into an employment agreement with its founding director requiring aggregate annual salaries of $120,000 beginning in April 1999. At December 31, 2002 and 2001, $111,375 and $202,642, respectively, remained to be paid. In 2002, a former director left the Company forfeiting amounts due him. The amount forfeited was approximately $150,000 and is included in other income in the accompanying statement of operations.

(5)       NOTES PAYABLE

Note payable to bank, bearing interest at the rate of 9%,
due March 1, 2003, collateralized by accounts receivable
and inventory.                                                          $ 74,502
                                                                        ========

(6)      COMMON STOCK

Common stock issued during the year ended December 31, 2002:

      Common stock issued for services,
        valued at $.20 to $.23 per share                               2,387,650
      Common stock issued for cash                                     5,404,959

On August 17, 2001 $100,000 of debt was converted into 555,555 shares of common stock at a rate of $.18 per share.


During the year ended December 31, 2001, notes payable in the amount of $100,000 were converted into 555,555 shares of common stock. The original note agreement dated May 2001 with an unrelated party was for a period of six months and interest bearing at 12%. The note was convertible into common stock at the option of the note holder at a rate of $.25 per share or at a rate based on a three week average trading price.

                               BIO-ONE CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)       STOCK BASED COMPENSATION

The Company plans to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, under which no compensation cost for stock warrants is recognized for stock purchase warrants granted at or above fair market value. As of December 31, 2002, the Company has not issued any employee stock options.

Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the years ended December 31, 2002 and 2001.

During 2000, the Company issued warrants to existing stockholders to purchase 580,000 shares of the Company's common stock. The warrants were valued using the Black-Scholes option pricing model, which resulted in no additional offering cost charges.

During 2001, the Company issued warrants to existing stockholders to purchase 600,000 shares of the Company's common stock. The warrants were valued using the Black-Scholes option pricing model, which resulted in no additional offering cost charges.

(8)       SUBSEQUENT EVENTS

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

(9)       CHANGE IN ACCOUNTING PRINCIPLE


In 2003, the Company determined that the $350,000 commitment fee paid to Cornell Capital is more appropriately capitalized, than expensed as previously reported. This fee is amortized over the life of the commitment (2 years).