Form 10KSB
period 2003-12-31
BIO ONE CORP
filed 2004-03-26
CIK 1062431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-31889

                               BIO-ONE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                NEVADA 65-0815746
      (State or Other Jurisdiction (I.R.S. Employer Identification Number)
                        of Incorporation or Organization)

1630 WINTER SPRINGS BOULEVARD, WINTER SPRINGS, FLORIDA                 32708
------------------------------------------------------                 -----
     (Address of Principal Executive Offices)                        (Zip Code)

        Registrant's telephone number, including area code (407) 977-1005
                                                           --------------

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The registrant had revenues of $103,312 for the year ended December 31, 2003.

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 15, 2004, was approximately $10,477,140, based on the average bid and asked prices on such date of $0.26.

         The Registrant had 44,553,996 shares of common stock, par value $0.001 per share, outstanding on March 15, 2004.

                                     PART I


ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This filing contains certain forward-looking statements regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this filing include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Business," as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

         The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will be able to make acquisitions on a timely basis, that we will retain the acquiree's customers, that there will be no material adverse competitive or technological change in conditions in our business, that demand for our products will significantly increase, that our President will remain employed as such, that our forecasts accurately anticipate market demand, and that there will be no material adverse change in our operations or business or in governmental regulations affecting us or our manufacturers and/or suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the "Risk Factors" section of this filing, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative amounts of cost of goods sold and selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this filing, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

         Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this filing and in the documents incorporated by reference into this filing that is not a statement of an historical fact constitutes a "forward-looking statement". Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate", "internal", and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below. Before you invest in our common stock, you should be aware that the occurrence of any of the events described under "Risk Factors" below or elsewhere in this filing could have a material adverse effect on our business, financial condition and results of operation. In such a case, the trading price of our common stock could decline and you could lose all or part of your investment.

OUR BUSINESS

         We are seeking to become a leading manufacturer and marketer of brand name nutritional supplements sold through multiple distribution pipelines. Our success will be dependent on our ability to acquire companies in the nutritional supplement field and to effectively integrate their operations. Until our acquisition of the assets of Physicians Nutraceutical Laboratories, Inc. in September 2003, we had no operations, products, customers, suppliers, or marketing and sales distribution system. With the acquisition of the assets of Physicians Nutraceutical Laboratories, Inc., we now have a total of thirty-two
(32) employees and our wholly-owned subsidiary, PNLabs, Inc., has assumed the leasehold obligation of Physicians Nutraceutical Laboratories, Inc. Our strategy will be dependent upon our successfully acquiring manufacturing, marketing and distribution companies currently engaged in various aspects of this industry.

THE NUTRITIONAL SUPPLEMENT INDUSTRY

         As the "baby boomer" population ages and life expectancies and discretionary income increases, we believe that more emphasis is being placed on the quality of a person's health and wellness. People want to live well as they live longer. We believe that this will have a disproportionate effect on health care expenditure and even more so on nutritional supplement sales, because of the popularity of those products with older people. It is estimated that the population of those 65 years and older will double to nearly 25% of the U.S. population by the year 2030. It is documented that elders who take nutritional supplements have higher intakes of vitamins and minerals and are more likely to meet the recommended dietary allowance for many vitamins and minerals.

         A related trend is the growth in use of complementary and alternative medicine services. A powerful recent trend has been the establishment of so-called Integrative Medicine practices, in which practitioners use both traditional and alternative methods. A central feature of complementary and alternative medicine and integrative medicine is a search for alternatives to drug therapy and in many cases this leads practitioners to recommending and in some cases selling nutritional supplements. We believe this trend, which is driven by consumer demand will further reinforce the growth in sales of consumer health products such as nutritional supplements.

         Not all product categories within nutritional supplements are of equal interest. While vitamin sales should not be overlooked, we believe that the real growth in the future is likely to be in products developed to address a particular health condition or to enhance performance. Bio-One intends to focus upon specialty supplements, which require superior scientific research and product development expenditure, but which also command the industry's most attractive margins. Vitamins and other nutritional supplements are sold primarily through six channels of distribution: health food stores, drug stores, supermarkets and other grocery stores, discount stores, mail order and direct sales organizations.

         The domestic nutritional supplement industry is highly fragmented with a large number of small competitors involved in manufacturing and marketing vitamins and other nutritional supplement products to health food retailers and distributors. Most of these companies are relatively small businesses operating on a local or regional basis. If we acquire a manufacturing facility and several of these small local or regional firms, we believe that will then have the foundation to move forward with our business strategy. Our strategy is to increase sales and profits by acquiring companies, which we anticipate will allow us on a combined basis to become a recognized name in the growing vitamin and nutritional supplement field. We intend to meet these objectives by targeting companies which management believes are undervalued. We will rely on our consultant, Health Business Partners, as well as Armand Dauplaise, our President and three of our directors, Frank Clark, Bernard Shinder and Roy Lerman, for assistance in identifying prospective acquisition candidates and to conduct any required due diligence. We believe that companies that are typically family owned and are looking for an exit strategy or those family owned businesses where there are no family successors or the successors do not want to operate the business are prime acquisition candidates.

         On June 20, 2003, we entered into an agreement with Health Business Partners, pursuant to which Health Business Partners will assist Bio-One in identifying acquisition candidates. Heath Business Partners is a merger and acquisition advisory firm specializing in the nutrition and customer healthcare industries. As an advisor, principal or general partner, Health Business Partners has been involved in more than 25 transactions in the nutrition and/or customer healthcare industries. Pursuant to the agreement, Bio-One is obligated to pay Health Business Partners $2,000 per day with a $10,000 cap per month and a success fee based upon the size of future acquisitions.

         We intend to look to acquire a manufacturing facility, which should not only produce our vitamins and supplements but should also manufacture product and increase our revenues by offering services to third party distributors. Once we have acquired the manufacturing facility, we intend to focus on the distributors who market nutritional supplements. Future acquisitions could be financed by internally generated funds, institutional financing, public or private placement of our debt or equity securities or a combination of these. However, market conditions, the trading price and volume of our common stock as well as the uncertainty of the nature of any acquisition may limit our ability to finance future operations.

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

PNLABS, INC.

         Bio-One's focus is to manufacture and market products in the nutritional supplement industry. We intend to vertically integrate production, marketing, and distribution. On September 11, 2003, our wholly-owned subsidiary, PNLabs, Inc., successfully consummated the acquisition of the assets of Physicians Nutraceutical Laboratories, Inc. from Physicians Nutraceutical Laboratories, Inc. The purchased assets included inventory, accounts receivable, office furniture, the rights to the 5 products marketed by Physicians Nutraceutical Laboratories and all rights to the operational business. Physicians Nutraceutical Laboratories did not retain any assets. The consideration given for the purchase of the assets of Physicians Nutraceutical Laboratories was a five-year, 5% royalty on all monthly net sales of PNLabs. Currently, Physicians Nutraceutical Laboratories' only business activity is to distribute these royalty payments to its shareholders. Physicians Nutraceutical Laboratories has signed a Non-Compete Agreement whereby it has agreed that it will not compete with Bio-One, PNLabs or any of our products. Physicians Nutraceutical Laboratories has been in business since 1999 and prior to the acquisition it employed five people. PNLabs has retained five of these people, which include an accounting manager, a general manager, an administrative assistant and two office staff personnel.

         PNLabs markets five products: (1) Choless(TM); (2) Choless(TM) Test Kit; (3) Hormone Health; (4) Arthritis Health; and (5) Basic Essentials Multi-Vitamin. Physicians Nutraceutical Laboratories developed the product formulas and previously marketed these products to healthcare practitioners and retail stores. Choless(TM) ($29.95) is designed to support healthy HDL, LDL, triglyceride and homocyteine levels. The Choless(TM) Test Kit ($39.95) is designed to be a home cholesterol test kit with results in approximately 15 minutes. Hormone Health ($19.95), designed by physicians, is intended to address symptoms of menopause, bone loss prevention, as well as promote healthy heart functions. Arthritis Health ($29.95) is designed to combine cartilage building and repair components with ingredients to promote the natural formation within the body of a natural anti-inflammatory agent. Basic Essentials Multi-Vitamin ($29.95) is designed as a daily regimen to promote proper nutrition. PNLabs' primary focus is to offer a broad-based product line, which we anticipate will target some of the largest groups currently taking nutritional supplements. We intend to continue to market these five products through PNLabs, as well as add new products to our product lines, and further develop a comprehensive marketing plan for all of our products. Except for those products, which we have acquired from Physicians Nutraceutical Laboratories, Inc., we do not market or sell any other supplements.

MANUFACTURING

         We do not currently manufacture any products. While we believe the acquisition of a manufacturing facility will be key to our overall business strategy, we may acquire marketing and distribution companies before we are able to fully implement our business strategy. Until such time as we can manufacture our own products, we will rely on third party manufacturers.

         Our management believes that the principal markets in which we compete are competitive and fragmented, with competitors in both the private label market and health supplements market. The term "private label market" describes product distributors who have outsourced the manufacturing of their product. We do not believe that this is the most efficient way to operate.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

         We intend to obtain the raw materials for the manufacture of our products from other sources. We believe that there are currently in excess of two hundred (200) primary suppliers of raw materials within the U.S. In addition, we believe that there are well over one hundred (100) manufacturers in the U.S. that could manufacture any product we choose to produce. We do not anticipate having contracts with any entities or persons committing such suppliers to provide the materials required for the production of our products. Raw materials including all natural herbs and minerals are plentiful worldwide.

MARKETING

         No marketing, sales or distribution system is currently in place. During 2003, Mr. Armand Dauplaise's primary effort has been devoted to negotiating with investment banking sources for Bio-One and identifying potential acquisition candidates.

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

COMPETITION

         Management of Bio-One believes that competition in our principal markets and the private label market is intense and fragmented. We are in the process of developing our marketing strategies and product lines and expect that both will involve an ever-changing and evolving process. We will attempt to competitively price our products, provide superior quality products, and achieve success through attentive and efficient customer service and effective marketability strategies. We believe that there are many well-established competitors with substantially greater financial revenues, as well as, significant new market entrants in the nutritional supplement industry.

         NBTY is the industry leader with $1.2 billion in annual sales. Less than twenty (20) companies are realizing annual revenues in excess of $100 million, including: Leiner Health Products, American Home Products, and Pharmavite.

TRADEMARKS

PROPRIETARY PROTECTION

         Our business prospects depend largely upon our ability to capitalize on favorable consumer recognition of our trade names. We do not currently hold any trademarks. However, as we pursue our consolidation strategy, we intend to rely on trademarks obtained from any of our acquired companies or promote the use of the Bio-One name. In addition, we anticipate that we will also rely on trade secrets and proprietary know-how, and employ various methods to protect our concepts. Unlike pharmaceutical products that rely on specific combinations of drugs and chemicals, patents cannot protect herbal products. However, management believes that simply knowing the ingredients of an herbal product does not mean that other manufacturers can duplicate the product.

GOVERNMENTAL REGULATION

         The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our products are subject to regulation by one or more federal agencies. The most active regulation has been administered by the Food and Drug Administration ("FDA") which regulates our products pursuant to the Federal Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated thereunder. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, over-the-counter drugs and prescription drugs, medical devices and cosmetics. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of dietary supplements, over the counter drugs, cosmetics and foods.

         Although the dietary supplement industry is subject to regulation by the FDA and local authorities, dietary supplements, including vitamins, minerals, herbs and other dietary ingredients, now have been statutorily affirmed as a "food." Dietary supplement companies are authorized to make substantiated statements of nutritional support and, subject to several possible limitations, to market manufacture substantiated safe dietary supplement products without FDA pre-clearance. Failure to comply with applicable FDA requirements can result in sanctions being imposed on Bio-One or the manufacturers of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

         Compliance with applicable FDA and any state or local statutes is critical. Although we believe that we are in compliance with applicable statutes, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation.

         The FDCA has been amended several times with respect to dietary supplements, most recently by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA was enacted on October 15, 1994. It provides a new statutory framework governing the composition and labeling of dietary supplements. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, dietary supplements are generally excluded from the legal definition of "food additive." With respect to composition, DSHEA created a new class of "dietary supplements", consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. On the other hand, a new dietary ingredient (one not lawfully on the market before October 15, 1994) requires proof that it has been present in the food supply as an article used for food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The FDA must be supplied with such evidence at least seventy-five (75) days before the initial introduction into interstate commerce use of a new dietary ingredient. The FDA may not accept the evidence of safety for any new dietary ingredients that we may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as adulterated until such time as reasonable expectation of safety for the ingredient can be established to the satisfaction of the FDA.

         As for labeling, DSHEA permits "statements of nutritional support" for dietary supplements without FDA pre approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, and, for such statements that are not about the effects on the body as a result of a dietary supplement used as a tool for its nutritive value and are not otherwise "health claims," disclose on the label that the FDA has not reviewed that statement and that the product is not intended for use for a disease, and notify the FDA of the statement within thirty (30) days after its initial use. The manner for making the disclosure and notifying the FDA are set forth in the regulations. However, the FDA may determine that a given statement of nutritional support that we decide to make is a drug claim rather than an acceptable nutritional support statement. Such a determination would require deletion of the drug claim or our submission, and the FDA's approval of a New Drug Application ("NDA"), which would entail costly and time-consuming clinical studies. In addition, DSHEA allows the dissemination of "third party literature", publications such as reprints of scientific articles linking particular dietary ingredients with health benefits. Third party literature is exempted from FDA regulation as dietary supplement "labeling" and may be used in connection with the sale of dietary supplements to consumers. Such a publication may be so used if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted and a balanced view of available scientific information on the subject matter is presented. There can be no assurance, however, that all pieces of third party literature that may be disseminated in connection with our products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug or as a "misbranded" product.

         DSHEA permits substantiated, truthful and non misleading statements of nutritional support to be made in labeling, such as statements describing general well being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. Any statement of nutritional support beyond traditional claims must be accompanied by disclosure that the FDA has not evaluated such statement and that the product is not intended to cure or prevent any disease. We anticipate that the FDA will promulgate Good Manufacturing Practices ("GMPs"), which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs. Management anticipates that the FDA may promulgate GMP regulations authorized by DSHEA, which are specific to dietary supplements. GMP regulation would require supplements to be prepared, packaged and held in compliance with such rules, and may require similar quality control provisions contained in the GMP regulations for drugs. If the FDA adopts GMP regulations specific to dietary supplements, we may not be able to comply with such GMP rules upon promulgation or without incurring material expenses to do so.

         Our products and product related activities may also be subject to regulation by other regulatory agencies, including but not limited to the Federal Trade Commission ("FTC"), the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities in which our products are sold.

         Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act ("FTCA"). Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertising pertaining to drugs or foods, which would include dietary supplements, is and unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Pursuant to this FTC requirement, we are required to have adequate substantiation of all material advertising claims made for its products. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. We believe that any advertising claims made by PNLabs are in compliance with these regulations.

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

         We believe that any product or supplement we distribute will be either G.R.A.S. (Generally Regarded As Safe) listed by the FDA or do not currently require extended regulatory approval. Recent legislation has resulted in a regulatory environment, which sets what we believe to be reasonable limitations and guidelines on health claims and labeling for natural products. We believe that current and reasonably foreseeable governmental regulation will have minimal impact on our business. The FTC oversees claims made by us and other companies in the nutritional supplement industry. The FTC under the Federal Trade Commission Act prohibits the use of unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims by companies. These actions stem from the Retail Truth In Labeling laws. In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations, which Bio-One considers favorable, or more stringent interpretations of current laws or regulations. In fact, the FDA strictly regulates dietary supplements, as opposed to nutritional supplements, which are subject only to Truth In Labeling laws. Should we begin producing nutritional supplements, or should one of our products be determined by the FDA to be a dietary supplement, more stringent regulation of our products may take place. Compliance with these additional rules and regulations may result in a considerable expense or may cause us to have to discontinue production of some or all of our then current products. New laws and regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, or expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation.

COMPLIANCE WITH ENVIRONMENTAL LAWS

         We believe that we are in compliance with all relevant environmental laws. In fact, we believe there are no environmental laws, which directly impact our business. Due to the nature of our operations, we believe that the cost of complying with environmental laws will not have a significant effect on our operations.

RESEARCH & DEVELOPMENT

         In order to stay competitive, we must continually introduce new products. This involves research and development. To the extent that we have sufficient capital, we intend to more actively pursue the research, development manufacture and distribution of nutritional supplements.

OUR ACQUISITION STRATEGY

         We intend to become a vertically integrated company in the nutritional supplement industry. In furtherance thereof, we believe the acquisition of the assets of Physicians Nutraceutical Laboratories and the stock of American Nutritional Exchange represents only the first steps in our acquisition strategy. We intend to seek to acquire manufacturing, distribution and marketing companies that we believe have the ability to profitably operate their business and whose revenues can be substantially increased by means of improved operating efficiencies in a vertically integrated company. We may seek to acquire companies with lower earnings, if management believes that the product, facilities, management or mix will fit within our overall objective to become a leader in the nutritional supplement industry. We intend to seek opportunities which we believe have the potential of long-term growth as opposed to short-term earnings.

         Due to our limited capital resources, the consummation of a business combination will likely involve the acquisition of, or merger or consolidation with a company that does not need substantial additional capital but one where its owners see the advantage of becoming one of the few companies in the nutritional supplement field to be vertically integrated and provide enhanced liquidity for the target business' current shareholders by exchanging their common stock for stock and/or cash in a public vehicle.

NO OPPORTUNITY FOR SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS

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

ACQUISITION CRITERIA

         Management intends to consider, among other factors, the following factors in targeting a business, which are not listed in any particular order:

         o financial condition and results of operation of the target business;

         o        the location of the target business;

         o growth potential and projected financial performance of the target business;

         o experience and skill of management and availability of additional personnel of the target business;

         o        capital requirements of the target business;

         o        competitive position of the target business;

         o stage of development of the product, process or service of the target business;

         o degree of current or potential market acceptance of the product, process or service of the target business;

         o possible proprietary features and possible other protection of the product, process or service of the target business; and

         o        costs associated with effecting the business combination.

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

         If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the business combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale could depress the price of our common stock in. Further, such issuance of additional securities would result in a decrease in the percentage ownership of present shareholders.

RECENT DEVELOPMENTS

         On November 25, 2003, Bio-One entered into a Stock Purchase Agreement with American Nutritional Exchange, Inc., a Florida corporation. Pursuant to the Stock Purchase Agreement, Bio-One purchased shares of American Nutritional's capital stock representing 80% of the votes of all issued and outstanding shares of American Nutritional's capital stock for: (1) a purchase price in an amount equal to $1,000,000 payable in installments and (2) a credit line to be made available to American Nutritional in the principal amount of $1,000,000, which may be drawn down by American Nutritional in traunches during 2004. Pursuant to the Stock Purchase Agreement, Bio-One is entitled to receive 30% of any future distribution of profits of American Nutritional and/or 30% of any future distribution of proceeds from a sale of American Nutritional.

         American Nutritional is a Florida-based business that is a wholesale distributor of nationally branded nutritional supplements. American Nutritional sells nutritional supplement products to retail stores representing independents, large and small chain vitamin outlets, health clubs and convenience stores throughout the Southeast United States. American Nutritional has achieved distribution rights with approximately 25 of the manufacturers of nutritional brands in the natural products industry.

         On February 5, 2004, Bio-One executed a Secured Promissory Note payable to Cornell Capital Partners, LP in the principal amount of $5,000,000. The Promissory Note accrues interest at an annual rate of 12% and is payable out of Bio-One's cash or out of the net proceeds received by Bio-One under our Equity Line of Credit Agreement, dated July 25, 2002 with Cornell Capital Partners. Bio-One must pay all amounts due under the Promissory Note by August 3, 2004, regardless of the availability of proceeds under the Equity Line of Credit Agreement. The Promissory Note is secured by all of the assets of Bio-One.

         On February 13, 2004, Bio-One entered into a Letter of Intent with Weifang Shengtai Pharmaceuticals Co. Ltd., a company organized under the laws of the People's Republic of China. Pursuant to the Letter of Intent, Bio-One intends to acquire a 51% interest in Weifang Shengtai, a manufacturer and distributor of glucose in China. The terms of the acquisition described in the Letter of Intent include a cash payment and convertible preferred stock of Bio-One.

         On February 15, 2004, Bio-One entered into a non-binding letter of intent with a company organized under the laws of the People's Republic of China. Pursuant to the letter of intent, Bio-One intends to acquire a 51% interest in this Chinese herbal medicine company. The company operates an integrated business that includes research and development, raw material supply, manufacturing, and sales and marketing. Currently, this company has 802 employees.

         On February 17, 2004, Bio-One entered into a non-binding agreement to acquire a corporation organized under the laws of Canada. The terms of the acquisition described in the Letter of Intent include a cash payment and promissory note. The closing of this transaction is anticipated to be within the next 60 days. The Canadian company is a manufacturer and distributor of branded, specialty nutritional supplements, which currently markets its products in Canada, Hong Kong and the United States.

EMPLOYEES

         Our Company currently has thirty-two (32) employees. We are currently reviewing our personnel needs for the remainder of 2004 and beyond. As of the date hereof, we anticipate hiring additional employees in 2004, which should include management, marketing and support staff.

CERTAIN BUSINESS RISK FACTORS

         You should carefully consider the risks described below before purchasing our common stock. The risks set forth below describe the material risks presently known by the Company. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment. You should acquire shares of our common stock only if you can afford to lose your entire investment.

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $3,258,984 as of December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, we incurred a net loss of $1,383,112, $609,761 and $677,150, respectively. We cannot predict the amount of revenues, if any, we may generate as a result of our acquisition of the assets of Physicians Nutraceutical Laboratories, Inc., or 80% of the outstanding shares of American Nutritional Exchange, Inc. Consequently, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our revised business plan, which calls for us to secure both debt and equity financing while aggressively pursuing acquisitions and/or joint ventures with companies in the nutritional supplement industry. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Equity Line of Credit we have established with Cornell Capital Partners. If we incur any problems in drawing down our Equity Line of Credit, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We have relied on significant external financing to fund our operations. As of December 31, 2003, we have received a total of $1,500,000 under our Equity Line of Credit with Cornell Capital Partners. We received all of these proceeds in fiscal years 2002 and 2003. Prior to our Equity Line of Credit, our officers and directors advanced us approximately $70,000 in 2002 during a period in which we had approximately $20,000 in revenues. As of December 31, 2003, we had $210,021 in cash and cash equivalents and our total current assets were $285,647. Our current liabilities were $758,922. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on our Equity Line of Credit, we believe that we have sufficient funds to continue operations for approximately twelve months. We estimate that we will require $720,000 to fund our anticipated operating expenses and approximately $25,000,000 to fund our expansion plans for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE BUSINESS OF PHYSICIANS NUTRACEUTICAL LABORATORIES OR AMERICAN NUTRITIONAL EXCHANGE

         On September 11, 2003, our wholly-owned subsidiary, PNLabs, Inc., acquired substantially all of the assets of Physicians Nutraceutical Laboratories, Inc. The purchased assets included, among other things, the rights to market the five products marketed by Physicians Nutraceutical Laboratories and all rights to the operational business of Physicians Nutraceutical Laboratories.

         On November 25, 2003, we acquired shares of American Nutritional Exchange representing 80% of the votes of all issued and outstanding shares of American Nutritional Exchange. American Nutritional Exchange is a wholesale distributor of nationally brand nutritional supplements. We may fail to successfully market our new products and/or integrate the operations of Physicians Nutraceutical Laboratories or American Nutritional Exchange into Bio-One. The integration of our new operations could place an increasing strain on our management and financial resources. If we fail to integrate the products and operations of Physicians Nutraceutical Laboratories or American Nutritional Exchange in our business we may be forced to curtail or cease our business operations.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         Our common stock is traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the nutritional supplement industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock in December 2003 was 394,028 shares. The high and low bid price of our common stock for the last two fiscal years has been $0.47 and $0.04, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED UNDER THE EQUITY LINE OF CREDIT AND THE PRICE OF OUR COMMON STOCK WILL AFFECT OUR ABILITY TO DRAW DOWN ON THE EQUITY LINE OF CREDIT

         Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Equity Line of Credit. As of December 31, 2003, we had received $1.5 million and issued 30,000,000 shares under the Equity Line of Credit. The amount of each advance under the Equity Line of Credit is subject to an aggregate maximum advance amount equal to $500,000 in any 30-calendar-day period. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

         In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock, which will be issued under the Equity Line of Credit. Our Articles of Incorporation currently authorize Bio-One to issue 500 million shares and, as of March 15, 2004, we have 44,553,996 shares of common stock issued and outstanding. In the event we desire to draw down any available amounts remaining under the Equity Line of Credit after we have issued the 50 million shares registered in a previously filed registration statement, we will have to file a new registration statement to cover such additional shares we will issue for additional draw downs on the Equity Line of Credit. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Equity Line of Credit. Therefore, if we are unable to draw down on our Equity Line of Credit, we may be forced to curtail or cease our business operations.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

         o        With a price of less than $5.00 per share;

         o        That are not traded on a "recognized" national exchange;

         o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of Armand Dauplaise, our President and Chief Executive Officer. Mr. Dauplaise has been instrumental in securing our existing financing arrangements. In addition, Mr. Dauplaise's efforts resulted in our acquisition of the assets of Physicians Nutraceutical Laboratories, Inc., in September 2003 and the stock of America Nutritional Exchange in February 2004. Mr. Dauplaise is also primarily responsible for identifying additional acquisition candidates with the assistance of Health Business Partners LLC and undertaking due-diligence investigations. Mr. Dauplaise receives a salary of $120,000 per year and a car allowance pursuant to his employment agreement with Bio-One. The employment agreement is for one year and is renewable annually. The loss of the services of Mr. Dauplaise could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Dauplaise.

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

WE MAY BE UNABLE TO MANAGE GROWTH

         Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

         o Respond to the needs of an operating business and be able to fully integrate management and controls to our acquisition of the assets of Physicians Nutraceutical Laboratories, Inc. and the acquisition of American Nutritional Exchange as well as any future acquisitions; and

         o Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

         If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

THE ISSUANCE OF PREFERRED STOCK MAY ENTRENCH MANAGEMENT OR DISCOURAGE A CHANGE OF CONTROL

         Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Bio-One or, alternatively, granting the holders of preferred stock such rights as to entrench management. If the holders of our common stock desired to remove current management, it is possible that our Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors.

WE EXPECT INTENSE COMPETITION IN OUR INDUSTRY

         Many of our competitors have significantly greater name recognition and financial and other resources. If we are able to compete effectively against our competitors, we will be forced to curtail or cease our business operations. Our main competitors are NBTY, Natrol, Herbalife and Nutraceuticals. We believe the products that compete with ours, include Cholesterol Success, Cholesterol Free Fish Oil, Complete Balance, Dong Quai, Arthritis Pain Relief and Bone Core, Centrum and ABC Plus. Our market share in the nutrition supplement industry is very small at this time.

OUR INDUSTRY IS SUBJECT TO GOVERNMENT REGULATION

         The manufacturing, processing, formulation, packaging, labeling and advertising of vitamins and other Nutraceutical products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

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

THERE ARE NO CONCLUSIVE STUDIES REGARDING THE MEDICAL BENEFITS OF NUTRITIONAL SUPPLEMENTS

         We currently market five products: (1) CholessTM; (2) CholessTM Test Kit; (3) Hormone Health; (4) Arthritis Health; and (5) Basic Essentials Multi-Vitamin. Many of the ingredients in our current products, and we anticipate in our future products, will be vitamins, minerals, herbs and other substances for which there is not a long history of human consumption. Although we believe all of our products to be safe when taken as directed by us, there is little experience with human consumption of certain of these product ingredients in concentrated form. In addition, we are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. We could be adversely affected in the event any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume our products as we suggest or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition.

THE MANUFACTURE AND DISTRIBUTION OF VITAMINS AND OTHER NUTRITIONAL SUPPLEMENTS COULD RESULT IN PRODUCT LIABILITY CLAIMS

         We currently market five products: (1) Choless(TM); (2) Choless(TM) Test Kit; (3) Hormone Health; (4) Arthritis Health; and (5) Basic Essentials Multi-Vitamin. We, like any other retailer, distributor and manufacturer of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While we intend to obtain product liability insurance, we may not be able to obtain such insurance at a reasonable cost, or, if available, will be adequate to cover liabilities. We do not anticipate obtaining contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

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

         We believe that any future success of Bio-One will depend, in part, on our ability to anticipate changes in consumer preferences and acquire, manage, develop and introduce, in a timely manner, new products that adequately address such changes. If we are unable to develop and introduce new products or if our new products are not successful, our sales may be adversely affected as customers seek competitive products. In addition, our introduction or our announcement of new products could result in a reduction in sales of our existing products, requiring us to carefully manage product introductions in order to minimize disruption in sales of our existing products. Any reduction in purchases or consumption of our existing products could have a material adverse effect on our business, operating results and financial condition.

ITEM 2.  PROPERTIES

         Our principal executive office is located at 1630 Winter Springs Boulevard, Winter Springs, Florida 32708. We are relocating to new office space upon completion of construction, which is anticipated in April 2004.

         Our new principal offices will occupy approximately 1,500 square feet and are leased for a term of five years. We consider these facilities to be adequate for our foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 11, 2003, Bio-One held a Special Meeting of shareholders. At the Special Meeting, the shareholders of Bio-One elected Irwin Newman, Bernard Shinder, Frank Clark and Roy Lerman as members of Bio-One's Board of Directors. In addition, the shareholders of Bio-One re-elected Armand Dauplaise as a member of Bio-One's Board of Directors. In addition to the election of the above-referenced directors, the shareholders of Bio-One voted in favor of an amendment to Bio-one's Articles of Incorporation to increase the Company's authorized common stock to 500,000,000 shares. Below is a table of the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter voted upon, including each director nominee.

                                                              VOTES CAST
                                                              ----------
                                                                         AGAINST OR       ABSTENTION AND
MATTER VOTED UPON                                        FOR               WITHHELD       BROKER NON-VOTES
-----------------                                        ---               --------       ----------------
Armand Dauplaise                                     38,751,672            742,600          5,059,724
Irwin Newman                                         37,909,072            842,600          5,802,324
Bernard Shiner                                       37,909,072            842,600          5,802,324
Frank Clark                                          37,909,072            842,600          5,802,324
Roy Lerman                                           37,909,072            842,600          5,802,324
Amendment to Articles of Incorporation               36,123,079          2,533,462          5,802,324

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been publicly traded since June 21, 2001. The securities are traded on the over-the-counter market, and quoted on the Nasdaq Electronic Bulletin Board under the symbol "BICO." The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                    YEAR 2001                                               HIGH BID          LOW BID
                    ---------                                               --------          -------
                    Quarter Ended June 30, 2001                              $0.280             $0.20
                    Quarter Ended September 30, 2001                         $0.800             $0.28
                    Quarter Ended December 31, 2001                          $0.550             $0.37

                    YEAR 2002                                               HIGH BID          LOW BID
                    ---------                                               --------          -------
                    Quarter Ended March 31, 2002                             $0.470             $0.33
                    Quarter Ended June 30, 2002                              $0.400             $0.11
                    Quarter Ended September 30, 2002                         $0.440             $0.05
                    Quarter Ended December 31, 2002                          $0.120             $0.03

                    YEAR 2003                                               HIGH BID          LOW BID
                    ---------                                               --------          -------
                    Quarter Ended March 31, 2003                             $0.180             $0.04
                    Quarter Ended June 30, 2003                              $0.090             $0.04
                    Quarter Ended September 30, 2003                         $0.135             $0.06
                    Quarter Ended December 31, 2003                          $0.095             $0.06

                    YEAR 2004                                               HIGH BID          LOW BID
                    ---------                                               --------          -------
                    Quarter Ended January 1, 2004-March 15, 2004              $0.50             $0.07

         On March 15, 2004, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.26 per share. As of March 15, 2004, we had in excess of 1,700 holders of common stock and 44,553,996 shares of our common stock were issued and outstanding. Many of our shares are held in brokers' accounts, so we are unable to give an accurate statement of the number of shareholders.

DIVIDENDS

         We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

RECENT SALES OF UNREGISTERED SECURITIES

         The following table provides the sales of unregistered securities for the past year.

                                              NATURE                                                        SHARE PRICE
                                       OF SERVICES PERFORMED         SHARES ISSUED     VALUE RECEIVED        PER SHARE
                                       ---------------------         -------------     --------------        ---------
FIRST QUARTER 2003
Irwin Newman                       Business Consulting Services          73,045         $    4,894            $0.068
Jeffrey Gerslein                   Business Consulting Services           8,115         $      543            $0.068
Frank Clark                        Business Consulting Services         179,105         $   12,000            $0.068
Scott Sieck                        Business Consulting Services         141,000         $    9,588            $0.068
                                                                        -------         ----------
  Total First Quarter 2003                                              401,265         $   27,025
                                                                        =======         ==========

SECOND QUARTER 2003
Irwin Newman                       Business Consulting Services          72,000         $    4,819            $0.068
                                                                        -------         ----------
  Total Second Quarter 2003                                              72,000         $    4,819
                                                                        =======         ==========
THIRD QUARTER 2003
None

FOURTH QUARTER 2003
None

FIRST QUARTER 2004
None

         Bio-One believes that all transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement need be in effect prior to such issuances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, the following Management's Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Our actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled "Risk Factors." Please see the statements contained under the Section entitled "Forward-Looking Statements."

         We believe that the key to our growth and future viability as an operating company will be to effectively implement our acquisition strategy. We must be able to selectively identify from the thousands of companies manufacturing, marketing and distributing vitamins and other nutritional supplements those, which can meet the parameters we establish for sales and earnings. We will not ignore those companies with poor earnings if we identify a reason for their poor showing. Earnings may be poor for a number of reasons including poor management, poor marketing, the inability to establish a successful sales team or establish a cost effective distribution network. By vertically integrating the manufacturing, marketing and distribution chain, we believe that we will be able to take advantage of economies of scale not otherwise available. Our principal goal will be to acquire and operate at least one high-level manufacturing business and several marketing companies that fit the criteria we established. Management believes that the nutritional supplement market is ripe for selective consolidation. When market valuations support it, we believe that consolidation by aggregation is the most profitable approach. We believe that these conditions apply today in the consumer health care industry and specifically within the nutritional supplements segment.

         We have just begun to implement our strategy on September 11, 2003, our wholly-owned subsidiary, PNLabs, Inc., successfully consummated the acquisition of substantially all of the assets of Physicians Nutraceutical Laboratories, Inc. from Physicians Nutraceutical Laboratories. PNLabs was formed for the purpose of acquiring the assets of Physicians Nutraceutical Laboratories. The purchased assets included inventory, accounts receivable, office furniture, the rights to the five products marketed by Physicians Nutraceutical Laboratories and all rights to the operational business. Physicians Nutraceutical Laboratories did not retain any assets. The consideration given for the purchase of the assets of Physicians Nutraceutical Laboratories was a five-year, 5% royalty on all monthly net sales of PNLabs. Currently, Physicians Nutraceutical Laboratories' only business activity is to distribute these royalty proceeds to its shareholders. Physicians Nutraceutical Laboratories has agreed that it will not compete with Bio-One, PNLabs or any of our products. Physicians Nutraceutical Laboratories has been in business since 1999 and prior to the acquisition it employed five people. PNLabs has retained all five of these people, which include an accounting manager, a general manager, an administrative assistant and 2 office staff personnel. Based on the product line that we acquired from Physicians Nutraceutical Laboratories, we believe that there is potential for growth. We believe that Physicians Nutraceutical Laboratories' operations were hampered by limited working capital for both product development and marketing. Assuming we secure the required financing, we believe that this acquisition represents the first step to implementing our business strategy. Physicians Nutraceutical Laboratories previously marketed five products: (1) Choless(TM); (2) Choless(TM) Test Kit; (3) Hormone Health;
(4) Arthritis Health; and (5) Basic Essentials Multi-Vitamin. Physicians Nutraceutical Laboratories developed the product formulas and previously marketed these products to healthcare practitioners and retail stores. All of Physicians Nutraceutical Laboratories' distribution agreements with respect to these products have expired. These products are now marketed through our wholly-owned subsidiary, PNLabs, Inc. We believe that the customer base and demands for nutritional supplements is growing significantly. We intend to continue to market these five products through PNLabs, as well as add new products to our product lines, and further develop a comprehensive marketing plan for all of our products.

         The acquisition by our wholly-owned subsidiary, PNLabs, of substantially all of the assets of Physicians Nutraceutical Laboratories requires us to pay a five-year royalty to Physicians Nutraceutical Laboratories equal to 5% of the net monthly sales of PNLabs and committed us to immediately use $50,000 for working capital. Further, pursuant to our agreement with Physicians Nutraceutical Laboratories, up to an additional $1.4 million of development capital may be committed depending on future operating results. The $1.4 million of development capital was at the rate of $50,000 per month from September through December 2003. It is now at the rate of $100,000 per month through December 2004, subject to the business operating according to its projections for revenues and profits. The development capital is being allocated to develop products distribution channels for direct mail, infomercials, e-commerce, retail, radio, and a physician's network. There is no negative implication to Bio-One if we do not meet the $1.4 million capital referenced above. The audited numbers for Physicians Nutraceutical Laboratories indicate revenues for 2002 of approximately $800,000. The value of the assets that we have acquired has been set at approximately $108,000.

         The table below compares revenues, total expenses and net loss of Physicians Nutraceutical Laboratories for the six months ended June 30, 2003, and the years ended December 31, 2002 and 2001, respectively.

        PERIOD                      REVENUES     TOTAL EXPENSES      NET LOSS
        ------                      --------     --------------      --------

Six Months ended
June 30, 2003 (unaudited)         $  505,088     $      720,243    $   215,155

Year ended
December 31, 2002 (unaudited)     $  807,229     $      973,560    $   166,331

Year ended
December 31, 2001 (audited)       $  309,861     $    1,274,774    $   964,913

         In the future, we anticipate using our common stock to finance acquisitions and retaining cash for working capital purposes. However, it is likely that future acquisition candidates will require cash compensation as part of the sale. As such, our acquisition strategy will, to a certain extent, be dependent on our ability to secure additional financing from Cornell Capital Partners or other sources. If we are not able to secure the additional financing or we are unable to draw down on the entire $10 million in financing, it is highly unlikely that we will be able to implement our acquisition strategy.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Financial Statements.

         Several of those critical accounting policies are as follows:

         This discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts and deferred income tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management has discussed the selection and development of its critical accounting policies, estimates and related disclosure below with the Audit Committee of the Board of Directors.

RECENT ACCOUNTING PRONOUNCEMENTS

         New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. Adoption of this Statement on July 1, 2003 did not have a significant impact on the financial position or results of operations of the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement on July 1, 2003 did not have a significant impact on the financial position or results of operations of the Company.

         In May 2003, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-21, "Accounting For Revenue Arrangements with Multiple Deliverables", which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer's right of return for the delivered item. This Issue applies to multiple deliverable revenue arrangements initiated in reporting periods beginning after June 15, 2003. Adoption of this Issue did not have a significant impact on the financial position or results of operations of the Company.

         In May 2003, the EITF reached a consensus on Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease", which requires capital lease treatment for arrangements containing an embedded lease, thereby conveying the right to control the use of property, plant or equipment (collectively,

"property") whether the right to control the use of the property is explicitly or implicitly specified. The right is conveyed if the purchaser (lessee) obtains physical or operational control of the underlying property or takes substantially all of its output. This Issue applies prospectively to new or modified arrangements beginning after May 28, 2003. Adoption of this Issue did not have a significant impact on the financial position or results of operations of the Company.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106". This Standard revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for financial statements with fiscal years ending after December 31, 2003, with a delayed effective date for certain disclosures and for foreign plans. Adoption of this Statement on December 31, 2003 did not have a significant impact on the financial position or results of operations of the Company.

         In December, 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104. This SAB's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF Issue No. 00-21. Additionally, the SAB rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into this SAB. While the wording of this SAB has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB 101 remain largely unchanged. Adoption of this SAB on December 31, 2003 did not have a significant impact on the financial position or results of operations of the Company.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

         REVENUES. For the year ended December 31, 2002, we had net sales of $103,312, as compared to net sales of $22,220 for the year ended December 31, 2002, an increase of $81,092 or approximately 365%. This is primarily attributable to our acquisition of all of the assets of Physicians Nutraceutical Laboratories.

         COST OF GOODS SOLD. For the year ended December 31, 2003, we had cost of goods sold of $35,296, as compared to cost of goods sold of $9,343, an increase of $25,953 or 278%. This increase is attributable to our acquisition of all of the assets of Physicians Nutraceutical Laboratories.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended December 31, 2003, we had total selling, general and administrative expenses of $1,435,963, as compared to $1,051,123 for the year ended December 31, 2002, an increase of $384,840 or 36.6%. This increase is primarily attributable to the change in our focus away from our prior business plan and to the nutritional supplement business, and the additional professional fees we incurred as a result of such transition. For the year ended 2003, some of the areas which we have identified as selling, general and administrative expenses include: legal and accounting fees totaling $108,696, consulting fees payable to Health Business Partners of $51,193, business consulting fees of $31,844 paid in restricted stock for services rendered, accrued compensation during this period totaled $52,375 and salaries totaled $166,089. We incurred a rental charge of $5,835, auto expenses totaling $8,874, travel and entertainment totaling $33,675, filing fees of $20,175, insurance fees of $46,543, due diligence fees of $111,000, investor relations fees of $100,195, and various other charges totaling approximately $699,469.

         OPERATING INCOME (LOSS). For the year ended December 31, 2003, we incurred an operating loss of $1,383,112, as compared to $609,761 for the year ended December 31, 2002, an increase of $773,351 or 126.8%. This increase is primarily attributable the change in our focus away from our prior business plan and to the nutritional supplement business, and the additional professional fees we incurred as a result of such transition.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, we had cash and other current assets totaling $285,647 as compared to $14,742 as of December 31, 2002. The significant increase in our cash position is directly attributable to our decision to draw down a portion of our Equity Line of Credit with Cornell Capital Partners. As of December 31, 2003, we had approximately $38,003 in property and equipment, as compared to $4,099 as of December 31, 2002.

         On February 5, 2004, Bio-One executed a Secured Promissory Note payable to Cornell Capital Partners, LP in the principal amount of $5,000,000. The Promissory Note accrues interest at an annual rate of 12% and is payable out of cash of the Company or out of the net proceeds received by Bio-One under our Equity Line of Credit Agreement, dated July 25, 2002 with Cornell Capital Partners. Bio-One must pay all amounts due under the Promissory Note by August 3, 2004, regardless of the availability of proceeds under the Equity Line of Credit Agreement. The Promissory Note is secured by all of the assets of Bio-One.

         Since establishing our Equity Line of Credit, we have been able to draw down advances to pay off certain of our existing payables. Between December 31, 2002 and December 31, 2003 we were able to discharge approximately $124,596 in liabilities including $63,000 to Health Business Partners, legal fees of $29,000, $16,000 payable to Bernard Shinder, $11,000 in accrued auto expense payable to Mr. Dauplaise and $4,500 for accrued products. The satisfaction of these liabilities is directly attributable to our decision to draw down on the Equity Line of Credit. Between September 2002 and December 2003, we drew down $1,500,000 pursuant to the terms of our Equity Line of Credit. Of this amount, we used $1,289,979 and as of December 31, 2003, we had cash-on-hand of $210,021.

         As of December 31, 2003, our total current liabilities were $758,922, consisting primarily of $32,659 in accounts payable, $574,502 representing the current installment of notes payable and accrued expenses of $151,761.

         In the absence of outside financing and without any consideration as to the financial requirements incurred as a result of our acquisition of the assets of Physicians Nutraceutical Laboratories or the stock of American Nutritional Exchange, we believe that we have sufficient cash to operate for approximately twelve months.

         In order for us to pursue other acquisitions and reduce our reliance on our Equity Line of Credit, we are pursuing additional sources of equity and debt capital. This should provide us with greater flexibility in structuring acquisitions.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements appear beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         ANNUAL EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Annual Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO)/Chief Financial Officer
(CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

         CEO/CFO CERTIFICATION. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO/CFO. The second form of Certification is required in accord with
Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

         DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

         SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         In accord with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         CONCLUSIONS. Based upon the controls evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that (1) our transactions are properly authorized, (2) our assets are safeguarded against unauthorized or improper use, and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

                               BIO-ONE CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                                 C O N T E N T S


Independent Auditors' Reports                                               F-2

Financial Statements:

  Consolidated Balance Sheets                                               F-3

  Consolidated Statements of Operations                                     F-4

  Consolidated Statements of Changes in Stockholders' Equity (Deficit)      F-5

  Consolidated Statements of Cash Flows                                     F-6

  Notes to the Consolidated Financial Statements                            F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Bio-One Corporation


         We have audited the accompanying consolidated balance sheets of Bio-One Corporation, as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-One Corporation as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/S/TSCHOPP, WHITCOMB & ORR, P.A.


February 17, 2004
Maitland, Florida

                               BIO-ONE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2002

                                     ASSETS
                                     ------
                                                                              2003          2002
                                                                          -----------    -----------
Current assets:
      Cash                                                                $   210,021         14,742
      Accounts receivable                                                      16,652             --
      Inventory                                                                23,537             --
      Prepaid expenses                                                         35,437             --
                                                                          -----------    -----------

              Total current assets                                            285,647         14,742
                                                                          -----------    -----------

Property and equipment (note 4)                                                38,003          4,099

Other assets:
      Deposits and other assets                                               152,276             --
      Loan commitment fees, less accumulated amortization
         of $250,000 and $58,000                                              150,000        292,000
                                                                          -----------    -----------

                                                                          $   625,926        310,841
                                                                          ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
      Accounts payable                                                    $    32,659        124,596
      Notes payable (note 5)                                                  574,502         74,502
      Notes payable - shareholder                                                  --         71,008
      Accrued expenses (note 7)                                               151,761        111,375
                                                                          -----------    -----------

              Total current liabilities                                       758,922        381,481
                                                                          -----------    -----------

Stockholder's deficit:
      Common stock ($.001 par value; 100 million shares authorized;
           44,238,915 shares at December 31, 2003 and 18,854,695 shares
           at December 31, 2002 issued and outstanding)                        44,238         18,855
      Preferred stock ($.001 par value; 10,000,000
           shares authorized; none issued)                                         --             --
      Additional paid-in capital                                            3,081,750      1,786,377
      Accumulated deficit                                                  (3,258,984)    (1,875,872)
                                                                          -----------    -----------

              Total stockholders' deficit                                    (132,996)       (70,640)
                                                                          -----------    -----------

                                                                          $   625,926        310,841
                                                                          ===========    ===========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2003 and 2002

                                                                                       2002
                                                                       2003         (RESTATED)
                                                                   ------------    ------------
Revenue:
     Product sales                                                 $    103,312          22,220

Cost of goods sold                                                       35,296           9,343
                                                                   ------------    ------------

         Gross profit                                                    68,016          12,877
                                                                   ------------    ------------

Selling, general and administrative:
     Professional fees                                                  745,763         845,491
     Salaries                                                           166,089          48,092
     Rent                                                                 5,835          12,563
     Other administrative                                               518,276         144,977
                                                                   ------------    ------------

         Total selling, general and administrative                    1,435,963       1,051,123
                                                                   ------------    ------------

Other income (expense):
     Interest expense                                                   (15,165)        (10,512)
     Other income                                                            --         146,997
                                                                   ------------    ------------

                 Net loss, before change in accounting principle     (1,383,112)       (901,761)

Change in accounting principle (note 10)                                     --         292,000
                                                                   ------------    ------------

                 Net loss                                          $ (1,383,112)       (609,761)
                                                                   ============    ============

Loss per common share:
         Basic                                                     $       (.04)           (.04)
                                                                   ============    ============

         Diluted                                                   $       (.04)           (.04)
                                                                   ============    ============

Weighted average number of common shares outstanding:
         Basic                                                       35,424,123      14,052,065
                                                                   ============    ============

         Diluted                                                     35,424,123      14,052,065
                                                                   ============    ============

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                     Years ended December 31, 2003 and 2002

                                                                       ADDITIONAL
                                                COMMON STOCK             PAID-IN     ACCUMULATED
                                            SHARES         AMOUNT        CAPITAL       DEFICIT         TOTAL
                                         -----------    -----------    -----------   -----------    -----------
Balances, December 31, 2001               12,812,086    $    12,812      1,030,988    (1,266,111)      (222,311)

Common stock issued for cash               5,404,959          5,405        234,595            --        240,000

Common stock issued for services             865,910            866        172,316            --        173,182

Common stock issued for commitment fee     1,521,740          1,522        348,478            --        350,000

Purchase and retirement of shares         (1,750,000)        (1,750)            --            --         (1,750)

Net loss                                          --             --             --      (609,761)      (609,761)
                                         -----------    -----------    -----------   -----------    -----------

Balances, December 31, 2002               18,854,695         18,855      1,786,377    (1,875,872)       (70,640)

Common stock issued for cash              24,910,955         24,911      1,253,345            --      1,278,256

Common stock issued for services             473,265            472         26,828            --         27,300

Non-employee warrants issued                      --             --         15,200            --         15,200

Net loss                                          --             --             --    (1,383,112)    (1,383,112)
                                         -----------    -----------    -----------   -----------    -----------

Balances, December 31, 2003               44,238,915    $    44,238      3,081,750    (3,258,984)      (132,996)
                                         ===========    ===========    ===========   ===========    ===========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2003 and 2002

                                                                   2003           2002
                                                               -----------    -----------
Cash flows used in operating activities:
     Net loss                                                  $(1,383,112)      (609,761)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
         Depreciation and amortization                             201,557         60,884
         Stock based compensation                                   42,500        173,182
         Changes in operating assets and liabilities, net of
           effects of business acquired:
             Accounts receivable                                    19,087          1,672
             Inventory                                              23,347             --
             Prepaid expenses                                      (35,437)        15,153
             Other assets                                         (152,276)         1,700
             Accounts payable                                      (91,937)       108,559
             Accrued expenses                                      (59,794)       (78,936)
                                                               -----------    -----------

                 Net cash used in operating activities          (1,436,065)      (327,547)
                                                               -----------    -----------

Cash flows from investing activities:
     Purchase of equipment                                         (25,904)        (2,822)
                                                               -----------    -----------

                 Net cash used in investing activities             (25,904)        (2,822)
                                                               -----------    -----------

Cash flows from financing activities:
     Proceeds (repayment) from note payable to stockholder         (71,008)        71,008
     Issuance of common stock                                    1,278,256        240,000
     Proceeds from notes payable                                   500,000             --
     Payments for loan commitment fees                             (50,000)            --
                                                               -----------    -----------

                 Net cash provided by financing activities       1,657,248        311,008
                                                               -----------    -----------

Net change in cash                                                 195,279        (19,361)

Cash, beginning of period                                           14,742         34,103
                                                               -----------    -----------

Cash, end of period                                            $   210,021         14,742
                                                               ===========    ===========

Supplemental disclosure of cash flows information:
     Cash paid during the period for interest                  $    15,165         10,512
                                                               ===========    ===========

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

(A)      ORGANIZATION

The accompanying consolidated financial statements include the accounts of Bio-One Corporation (Bio-One or the Company) and its wholly owned subsidiary, Physicians Nutraceutical Laboratories, Inc. (PNLabs). All significant intercompany balances and transactions have been eliminated in consolidation. Bio-One and its subsidiaries have a December 31 fiscal year end.

Bio-One Corporation was incorporated in the State of Nevada, with capital stock of 20,000,000 shares at $ 0.001 par value, and 1,000,000 shares of preferred stock at $0.001 per value. On July 26, 2000, Bio-One Corporation approved and ratified an increase in the number of authorized shares of the Company's common stock from 20,000,000 to 100,000,000. On the same date, the Company approved and ratified an increase in the number of authorized shares of the Company's preferred stock from 1,000,000 to 10,000,000. On December 11, 2003, BIO-ONE Corporation approved and ratified an increase in the number of authorized shares of the Company's common stock from 100,000,000 to 500,000,000.

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

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(A)      ORGANIZATION - (CONTINUED)

In July 2002, the Company signed an agreement with Cornell Capital Partners, LP for a $10,000,000 Equity Line of Credit investment. Cornell Capital is a domestic hedge fund, which makes investments in small-to-mid-sized publicly traded companies. Under the Equity Line Agreement, Bio-One has the right, but not the obligation to require Cornell Capital to purchase shares of Bio-One common stock up to a maximum amount of $10,000,000 over a 24-month period commencing September 3, 2002. There is no minimum draw down although Bio-One may make draws, as provided below, during the term of the Equity Line. The purchase price of the shares will be 100% of the lowest closing bid price of Bio-One common stock during the five consecutive trading days immediately following receipt of the Company's notice of its intent to make an Equity Line draw, which notice may be withdrawn by the Company. Bio-One paid Cornell Capital a one-time fee equal to $350,000, payable in 1,478,261 shares of restricted common stock. This fee of $350,000 has been capitalized as a loan commitment fee and as being amortized over the 2 year term of the commitment. Amortization expense amounted to $175,000 and $58,000 for the years ended December 31, 2003 and 2002, respectively. Cornell Capital is entitled to retain 5% of each Equity Line advance.

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

On September 11, 2003, the Company acquired the assets of Physicians Nutraceutical Laboratories, Inc. (PNL), a marketing and distribution company of nutritional products. The acquisition was funded via seller's financing. The purchase price is a 5% royalty on all sales of PN Labs during the ensuing 5 years (estimated at $99,387). There was no goodwill recorded with this transaction.

(Continued)

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(A)      ORGANIZATION - (CONTINUED)

This acquisition meets the Company's business objective of acquiring the assets of a marketing Company within the nutritional supplements industry. The results of operations of PNL are included in these financial statements from September 11, 2003 (date of acquisition) thru December 31, 2003.

The net assets acquired were as follows:

        Accounts receivable         $35,739       Good will                 --
        Inventory                    46,884       Royalty payable      $99,387
        Property and equipment       16,761                                 --
                                    -------                            -------
                                    $99,387                            $99,387
                                    =======                            =======

The amounts allocated were determined by the following:

         o Accounts receivable at present values of amounts to be received less allowances for uncollectibility.

         o Inventories at estimated selling price less cost of disposal and profit allowance.

         o        Property and equipment at estimated replacement cost.

The Company may also make additional payments in excess of $99,387 to the extent that this is exceeded by the 5% royalty or sales in the next five years. Such additional payments would be recorded as goodwill, subject to impairment testing of FAS 142.

The acquisition has been accounted for under the purchase method of accounting.

Had the acquisition occurred January 1, 2002, consolidated net revenue for the year ended December 31, 2002 would have been approximately $827,000, net loss would have been approximately $1,086,000 and net loss per share would have been $(.08). The pro forma results are unaudited.

(Continued)

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(A)      ORGANIZATION - (CONTINUED)

Had the acquisition occurred January 1, 2003, consolidated net revenue for the year ended December 31, 2003 would have been approximately $410,000, net loss would have been approximately $1,528,000 and net loss per share would have been $(.04). The pro forma results are unaudited.

(B)      REVENUE RECOGNITION

The principal sources of revenues are derived from product sales. Revenue from product sales is recognized when the product is shipped.

(C)      INVENTORY

Inventory consists of nutritional supplement products, which are valued at the lower of cost or market on first-in, first-out basis.

(D)      PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line methods over five-year estimated useful lives.

Depreciation expense amounted to $9,557 and $2,884 for the years ended December 31, 2003 and 2002, respectively.

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

(Continued)

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

(I)      ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. Advertising cost amounted to $5,598 and $0 for the years ended December 31, 2003 and 2002, respectively, and are included in selling, general and administrative expenses.

(Continued)

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

(1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(J)      STOCK TRANSACTIONS

Shares issued for services performed are valued at either the fair value of equity instruments issued or the value of services performed, whichever is more reliably measurable.

(K)      STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB no. 25".) The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures.

(2)      INCOME TAXES

At December 31, 2003, the Company had a net operating loss carryforward for income tax purposes of approximately $3,000,000, which is available to offset future taxable income. The loss carryforward expires in the years beginning in 2019, unless it is utilized sooner. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(3)      BASIC LOSS PER COMMON SHARE

Basic loss per common share has been computed based upon the weighted average number of common shares outstanding during the period presented.

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

(4)      PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31,:

                                                           2003            2002
                                                         -------         -------

Computer equipment                                       $28,402           2,468
Office furniture                                          19,159           6,958
                                                         -------         -------
                                                          47,561           9,426
Less accumulated depreciation                              9,558           5,327
                                                         -------         -------

                                                         $38,003           4,099
                                                         =======         =======

(5)      NOTES PAYABLE

Notes payable consist of the following at December 31,:

                                                                         2003      2002
                                                                      --------   --------
Note payable to bank, bearing interest at the rate of 9%, due
March 1, 2004, collateralized by accounts receivable and inventory    $ 74,502     74,502

Note payable to Cornell Capital Partners, bearing interest at 12%,
due February 23, 2004                                                  500,000         --
                                                                      --------   --------
                                                                      $574,502     74,502
                                                                      ========   ========

(6)      COMMON STOCK

Common stock issued during the years ended December 31, 2003 and 2002:

2003:
  Common stock issued for services, valued at $.04 to $.06 per share   $   473,265
  Common stock issued for cash                                          24,910,955

2002:
  Common stock issued for services, valued at $.20 to $.23 per share     2,387,650
  Common stock issued for cash                                           5,404,959

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

(7)      COMMITMENTS

The Company has entered into an employment agreement with its founding director requiring aggregate annual salaries of $120,000 beginning in April 1999. At December 31, 2003 and 2002, $52,375 and $111,375, respectively, remained to be paid and are included in accrued expenses. In 2002, a former director left the Company forfeiting amounts due him. The amount forfeited was approximately $150,000 and is included in other income in the accompanying statement of operations.

(8)      STOCK BASED COMPENSATION

The Company plans to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, under which no compensation cost for stock warrants is recognized for stock purchase warrants granted at or above fair market value. As of December 31, 2003, the Company has not issued any employee stock options.

Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the years ended December 31, 2003 and 2002.

The Company accounts for non-employee stock options based on the fair value method in accordance with SFAS 123. Under SFAS 123, the Company recognizes compensation expense related to non-employee stock options based on the fair value of the options at the date of the grant, as determined by the Black-Scholes pricing model. This amount is charged to operations over the vesting period.

During 2003, the Company issued warrants to Cornell Capital Partners to purchase 500,000 shares of the Company's common stock. Compensation expense related to those warrants issued to non-employees of $15,200 was recognized in the accompanying statement of operations. There was no unearned compensation expense at December 31, 2003 and 2002.

(9)      SUBSEQUENT EVENTS

On February 4, 2004, BIO-ONE Corporation entered into a Stock Purchase Agreement to purchase 80% of the voting shares of American Nutritional Exchange, Inc. The purchase price is $1,000,000 to be paid in installments during 2004. The transaction will be accounted for as a purchase transaction with the results of operations of American Nutritional include in BIO-ONE Corporation's results of operations from the date of purchase.

                               BIO-ONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

(10)     CHANGE IN ACCOUNTING PRINCIPLE

In 2003, the Company determined that the $350,000 commitment fee paid to Cornell Capital is more appropriately capitalized, than expensed as previously reported. This fee is amortized over the life of the commitment (2 years).

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors, executive officers and key employees as of March 15, 2004, are as follows:

           NAME                       AGE          POSITION
           ----                       ---          --------
           Armand Dauplaise           64           President, Chief Executive
                                                    Officer and Director
           Irwin Newman               55           Director
           Frank Clark                71           Director
           Bernard Shinder            67           Director
           Roy Lerman                 64           Director

         Each of our directors on our Board of Directors will hold his position until the next annual meeting of shareholders or until his successor is duly elected and qualified. Officers serve at the direction of the Board of Directors. Mr. Dauplaise devotes his full time and efforts to the operations of the Company.

         ARMAND DAUPLAISE has served as an officer and director of our Company since 1999. He has extensive business experience. From 1999-2002 he served as president of Crown Enterprises, Inc., a previous subsidiary of Bio-One. From 1998-1999 he served as Chief Operating Officer of Leffler Enterprises, a multi-property restoration business. Prior to 1998, Mr. Dauplaise served in leadership positions with Restoring Services (1995-1998), Premier Services (1980-1995), Coffee Butler (1979-1980), National Coffee (1977-1979), Hardees
Restaurants (1975-1977), Burger King Corporation (1972-1975), and Hallmark Cards (1967-1972).

         IRWIN NEWMAN has served as a Director since his election by our shareholders on December 11, 2003. Mr. Newman serves as our corporate secretary. Mr. Newman is a practicing attorney in Boca Raton, Florida. Since 2000, Mr. Newman has been a partner with the Law Firm of Newman, Pollock & Klein. Since 1993 Mr. Newman has also served as President and Chief Executive Officer of Jenex Financial Services, Inc., a financial and consulting firm located in Boca Raton, Florida. From 1988-1993, Mr. Newman served as Vice President for Boca Raton Capital Corp.

         FRANK CLARK has served as a Director since his election by our shareholders on December 11, 2003. Mr. Clark has served as an independent consultant. From 2000 to the present, Mr. Clark served on the Board of Directors of Gensci Corp. From 2001 to the present, Mr. Clark has served on the Board of Directors of 800 Healthy and Advanced Therapeutic Technology. From 1986 through 1992, Mr. Clark worked as a consultant for Right Management Consultants. Mr. Clark also served as an executive vice president and a director of a Johnson & Johnson subsidiary and as President and director of R.P. Scherer, Inc.

         BERNARD SHINDER has served as a Director since his election by our shareholders on December 11, 2003. Mr. Shinder will also serve as our Chief Financial Officer. Mr. Shinder has been engaged as a professional in many aspects of business finance including initial and secondary stock offerings, mergers, acquisitions, venture capital, international taxation strategy, international licensing, technology transfers, strategic planning and management of the expansion process. Since 1987, Mr. Shinder has served as President of Bernard Shinder Consultants, Inc. whose clients included Lumonics, Inc., Gandalf Data Communications Inc., Campeau Corporation, Plastic Engine Technology Corporation and the River Bank Group.

         ROY LERMAN has served as a Director since his election by our shareholders on December 11, 2003. Mr. Lerman has close to 40 years of experience in the brokerage business and as a member in good standing with the American Stock Exchange for more than 30 years. Since the beginning of 2003, Mr. Lerman has served on the Board of Directors of Rapid Technology Group. Since 2001, Mr. Lerman has served on the Board of Directors of KBF Pollution Management. Since 1999 he has served on the Board of Directors of Balaton Power and since 1998 has served on the Board of Directors of Netvoice Technologies.

Since 1997, Mr. Lerman has served on the Board of Directors of Paystar. Mr. Lerman's capabilities include representing Southwest Securities as its New York Representative and Senior Vice President in charge of all floor activities on The American Stock Exchange; a full Partner and Director with SDO Securities since 2000, the largest execution firm on the American Stock Exchange; since 1998 he has been a Partner in R.I.P. Consultants with offices in New York and Hong Kong; and former Chairman of the Board for Capital Suisse Securities, an international Brokerage firm.


DIRECTORS

         Our Board of Directors consists of five seats. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.


COMMITTEES

         The Board of Directors has set up three committees as part of the compliance with new reporting regulations that were enacted under the Oxley-Sarbanes Act. The following is a list of committees that are presently active and staffed by independent directors of the company.

COMMITTEE                                   CHAIRPERSON                               MEMBERS
---------                                   -----------                               -------
Finance and Audit Committee                 Bernard Shinder                           Frank Clark, Irwin Newman and
                                                                                      Bernard Shinder
Human Resources and Compensation Committee  Frank Clark                               Bernard Shinder, Roy Lerman and
                                                                                      Frank Clark
Corporate Governance and Compliance         Irwin Newman                              Roy Lerman, Armand Dauplaise and
  Committee                                                                           Irwin Newman

         The Board of Directors ahs determined that Mr. Shinder is an Audit Committee financial expert and that he is "independent" under the Securities Exchange Act of 1934.

COMPENSATION OF DIRECTORS

         For their services as a Director of Bio-One, Mr. Clark, Mr. Newman, Mr. Lerman and Mr. Shinder will each be issued 300,000 shares of our restricted common stock in consideration for their agreement to serve on our Board. In addition, the directors will be reimbursed for all out of pocket expenses incurred in connection with the attendance at any Board meeting or in connection with any services they provide for and on behalf of Bio-One.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

         Based on available information, we believe that all filings with respect to Section 16(a) are current.

CODE OF ETHICS

         Bio-One has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees. This code of ethics is filed with the Securities and Exchange Commission as an exhibit to this filing.

ITEM 10.  EXECUTIVE COMPENSATION

                                                  SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                       -------------------                    ----------------------
                                                                                 AWARDS           PAYOUTS
                                                                                 ------           -------
                                                            OTHER        RESTRICTED
                                                            ANNUAL         STOCK      OPTIONS/     LTIP      ALL OTHER
NAME AND                            SALARY    BONUS      COMPENSATION     AWARD(S)      SAR'S     PAYOUTS   COMPENSATION
PRINCIPAL POSITION         YEAR       ($)      ($)           ($)            (#)          (#)        ($)         ($)
----------------------     ----     ------    -----      ------------     --------      -----     -------   ------------
Armand Dauplaise            2003    $120,000  $  --      $4,200(1)             --           --      $ --        $  --
President, Chief                    $120,000  $  --      $4,200(1)             --           --      $ --        $  --
  Executive                 2002
Officer and                 2001    $120,000  $  --      $4,200(1)             --           --      $ --        $  --
Chairman of the Board

Kevin Lockhart              2003      $   --  $  --          $  --             --           --      $ --        $  --
Former Secretary and        2002      $   --  $  --          $  --             --           --      $ --        $  --
Vice-Chairman(2)            2001    $120,000  $  --          $  --             --           --      $ --        $  --

--------------

(1)      Represents Mr. Dauplaise's monthly car allowance of $350.

(2)      Mr. Lockhart resigned as Secretary and Vice-Chairman effective June 30,
         2002.

         The following table contains information regarding options granted during the year ended December 31, 2003 to Bio-One's named executive officer.

                                                OPTION/SAR GRANTS TABLE

                                                           % TOTAL
                                                         OPTIONS/SAR'S
                                                          GRANTED TO
                                  NO. OF SECURITIES    EMPLOYEES IN YEAR
                                      UNDERLYING       ENDED DECEMBER 31
                                     OPTIONS/SAR'S          2003              EXERCISE OR BASE PRICE
NAME                                 GRANTED (#)              (%)               ($ PER SHARE)           EXPIRATION DATE
-----------------                 ------------------   ------------------      ---------------------    ---------------
Armand Dauplaise                        None                  N/A                      N/A                    N/A
President, Chief Executive
Officer and Chairman of the Board

         The following table contains information regarding options exercised in the year ended December 31, 2003, and the number of shares of common stock underlying options held as of December 31, 2003, by Bio-One's named executive officer.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTIONS/SAR VALUES

                                                                                                    VALUE OF UNEXERCISED
                                                               NUMBER OF SECURITIES UNDERLYING          IN-THE-MONEY
                                    SHARES                        UNEXERCISED OPTIONS/SAR'S            OPTIONS/SAR'S
                                 ACQUIRED ON        VALUE                 AT FY-END                      AT FY-END
                                   EXERCISE       REALIZED                   (#)                            ($)
                                 -----------       -------       -----------------------------   ---------------------------
NAME                                 (#)             ($)         EXERCISABLE     UNEXCERSIABLE   EXERCISABLE   UNEXERCSIABLE
---------------                  -----------       -------       -----------     -------------   -----------   -------------
Armand Dauplaise                      --               --              --                --             --            --
President,
Chief Executive Officer and
Chairman of the Board

STOCK OPTION GRANTS IN THE PAST FISCAL YEAR

         We have not issued any grants of stock options in the past fiscal year to any officer or director.

         In May 2000, we entered into an employment agreement with our President, Chief Executive Officer and Chairman of the Board, Mr. Armand Dauplaise, which provides in part for Mr. Dauplaise to receive an annual compensation of $120,000 per year plus a car allowance of $350 per month. The agreement is renewable annually and has been renewed on an annual basis by Bio-One.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table presents certain information regarding the beneficial ownership of all shares of common stock at March 15, 2004 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 44,553,996 common shares issued and outstanding at March 15, 2004 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at March 15, 2004 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                          NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       OWNED                PERCENT OWNED
---------------------------------------                   ----------------         -------------
Armand Dauplaise
1630 Winter Springs Blvd.
Winter Springs, FL 32708                                     3,630,000(2)              8.2%

Irwin Newman
1630 Winter Springs Blvd.
Winter Springs, FL 32708                                       314,262(3)                 *

Frank Clark
1630 Winter Springs Blvd.
Winter Springs, FL 32708                                       203,041(3)                 *

Bernard Shinder
1630 Winter Springs Blvd.
Winter Springs, FL 32708                                             0(3)                0%

Roy Lerman
1630 Winter Springs Blvd.
Winter Springs, FL 32708                                       110,000(3)                 *

All Directors and Executive Officers as a Group
(Five Persons)                                               4,257,303(4)              9.6%

---------------
*        Represents less than 1%.

(1) Applicable percentage of ownership is based on 44,553,996 shares of common stock outstanding as of March 15, 2004 together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2004 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)      Includes 900,000 shares held by Mr. Dauplaise's wife and children.

(3) Does not include 300,000 shares of restricted common stock that will be issued in consideration of this individual's service as a member of Bio-One's Board of Directors.

(4) Does not include the aggregate 1,200,000 shares of restricted common stock that will be issued in consideration of Messrs. Newman, Clark, Shinder and Lerman's service as a member of Bio-One's Board of Directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTIES

         In May 2000, we entered into an employment agreement with our President and Chief Executive Officer, Armand Dauplaise, which sets forth a salary of $120,000 per year and an auto allowance of $350 per month. The initial term of this employment agreement was for one year and has been renewed for successive one-year terms on each anniversary date.

         In June 2002, we borrowed $15,000 from Armand Dauplaise. This obligation was repayable on demand and provided for interest on the outstanding principal balance at the rate of 5% per annum. In August 2002, Mr. Dauplaise advanced an additional $55,000, which was repayable with interest at the rate of 5% per annum. All sums advanced by Mr. Dauplaise have been repaid from monies received under the Equity Credit Line.

         On June 30, 2002, we entered into an agreement with Kevin Lockhart, a former officer and director, which provided in part for us to transfer certain assets and intangible property then owned by us or Crown Enterprises, our wholly owned subsidiary, to Mr. Lockhart in exchange for the forgiveness of accrued salaries and the redemption of 1,750,000 shares of our common stock owned by Mr. Lockhart.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)(1)(2) FINANCIAL STATEMENTS. See index to consolidated financial statements and supporting schedules.

         (A)(3)            EXHIBITS.

EXHIBIT NO.        DESCRIPTION                                          LOCATION
-----------        -----------                                          --------
3.(i).1            Articles of Incorporation of Bio-One Corporation     Incorporated by reference to the Company's
                   filed February 24, 1998                              Registration Statement filed on Form 10-SB filed
                                                                        November 3, 2000
3.(i).2            Certificate of Amendment of Articles of              Incorporated by reference to the Company's
                   Incorporation filed August 7, 2000                   Registration Statement filed on Form 10-SB filed
                                                                        November 3, 2000
3.(i).3            Certificate of Amendment of Articles of              *
                   Incorporation filed January 6, 2004
3.(ii).1           Bylaws of Bio-One Corporation                        Incorporated by reference to the Company's
                                                                        Registration Statement filed on Form 10-SB filed
                                                                        November 3, 2000
10.1               Share Exchange Agreement between the Company and     Incorporated by reference to the Company's
                   Crown Enterprises Dated May 20, 2000                 Registration Statement filed on Form 10-SB filed
                                                                        November 3, 2000
10.2               Employment Agreement between the Company and         Incorporated by reference to the Company's
                   Armand Dauplaise dated May 30, 2000                  Registration Statement filed on Form 10-SB filed
                                                                        November 3, 2000
10.3               Equity Line of Credit Agreement between the          Incorporated by reference to the Company's
                   Company and Capital Partners, LP dated July 25,      Quarterly report filed on Firm 10-QSB for the
                   2002                                                 period ended June 30, 2002 on August 14, 2002
10.4               Placement Agent Agreement between Bio-One Corp and   Incorporated by reference to the Company's Form
                   Westrock Advisors                                    SB-2 Registration Statement filed August 27, 2002
10.5               Registration Rights Agreement between Bio-One        Incorporated by reference to the Company's Form
                   Corporation and Cornell Capital Partners, LLP        SB-2 Registration Statement filed August 27, 2002
10.6               Escrow Agreement between Bio-One Corporation,        Incorporated by reference to the Company's Form
                   Cornell Capital Partners, L.P. Butler Gonzales LLP   SB-2 Registration Statement filed August 27, 2002
                   and Wachovia Bank, N.A.
10.7               Agreement between the Company and Kevin Lockhart     Incorporated by reference to the Company's
                   and General Release in connection with redemption    Form 8-K filed August 2, 2002
                   of shares and resignation as Board Member
10.8               Asset Purchase and Sale Agreement by and among       Incorporated by reference to the Company's Current
                   Bio-One Corp., PNLabs, Inc. and Physicians           Report on Form 8-K filed January 9, 2004
                   Nutraceutical Laboratories, Inc.
10.9               Term Sheet between Investors corporation and         ***
                   Bio-One Corporation
10.10              Financial Consulting Agreement, dated June 20,       ***
                   2003 by and between Bio-One Corporation and Health
                   Business Partners, LLC

10.11              Asset Purchase and Sale Agreement, dated September   Incorporated by reference to the Company's Current
                   11, 2003, by and among Bio-One, PNLabs, Inc. and     Report on Form 8-K filed January 9, 2004
                   Physicians Nutraceutical Laboratories, Inc.
10.12              Stock Purchase Agreement, effective as of            Incorporated by reference to the Company's Current
                   February 4, 2004, by and between Bio-One and         Report on Form 8-K filed February 13, 2004
                   American Nutritional Exchange, Inc.
10.13              Secured Promissory Note, dated February 5, 2004 in   Provided herewith
                   the principal amount of $5,000,000
10.14              Security Agreement, dated February 5, 2004, by and   Provided herewith
                   between Bio-One and Cornell Capital Partners, LP
23.1               Consent of Tschopp, Whitcomb & Orr, P.A.             Provided herewith
31.1               Officer's Certificate Pursuant to Section 302        Provided herewith
31.2               Consent of Tschopp, Whitcomb & Orr, P.A.             Provided herewith
32.1               Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith
                   As Adopted Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002
32.2               Consent of Tschopp, Whitcomb & Orr, P.A.             Provided herewith

---------------------
* Included in Amendment No. 4 to Form SB-2 filed with the Commission on January 12, 2004.
** Included in Amendment No. 2 to Form SB-2 filed with the Commission on October 14, 2003.
*** Included in Amendment No. 1 to Form SB-2 filed with the Commission on September 16, 2003.

         (B)      REPORTS ON FORM 8-K.

         None.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

         A total of $13,985 was paid during 2003 for auditor accounting fees. No other services were provided by our independent auditors.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:    March 24, 2004         BIO-ONE CORPORATION

                                By: Armand Dauplaise
                                    ------------------
                                    Armand Dauplaise
                                    President, Chief Financial Officer,
                                    Principal Accounting Officer and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                                                   DATE
---------                        -----                                                   ----

/s/ Armand Dauplaise
------------------------
Armand Dauplaise                 Director, President, Chief Executive Officer            March 24, 2004
                                 and Principal Accounting Officer


/s/Bernard Shinder
------------------------
Bernard Shinder                  Director                                                March 24, 2004


/s/ Irwin Newman
-----------------------
Irwin Newman                     Director                                                March 24, 2004


/s/ Frank Clark
-----------------------
Frank Clark                      Director                                                March 24, 2004


/s/ Roy Lerman
-----------------------
Roy Lerman                       Director                                                March 24, 2004