Form 10QSB
period 2004-03-31
BIO ONE CORP
filed 2004-05-14
CIK 1062431

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

|X|      Quarterly Report Pursuant to Section 13 or 15(d) of
         Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2004

[ ]      Transition report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File No. 000-31889
                                              ---------

                               BIO-ONE CORPORATION
                               -------------------
                 (Name of Small Business Issuer in Its Charter)

            NEVADA                                            65-0815746
            ------                                            ----------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

1630 WINTER SPRINGS BOULEVARD, WINTER SPRINGS, FLORIDA           32708
------------------------------------------------------           -----
      (Address of Principal Executive Offices)                 (Zip Code)


                                 (407) 977-1005
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 59,515,870 shares of common stock outstanding as of May 10, 2004.

                                     PART I


                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                               BIO-ONE CORPORATION

                          INDEX OF FINANCIAL STATEMENTS

                                                               Page
                                                              Number
                                                              ------
FINANCIAL STATEMENTS


  Balance Sheets
    March 31, 2004 (Unaudited) and December 31, 2003            2

  Statements of Operations
    Three months ended March 31, 2004 (Unaudited)
     and March 31, 2003 (Unaudited)                             3

  Statements of Cash Flows
    Three months ended March 31, 2004 (Unaudited)
     and March 31, 2003 (Unaudited)                             4

  Notes to Financial Statements (Unaudited)                     5

                               BIO-ONE CORPORATION

                                 BALANCE SHEETS


                                     ASSETS
                                     ------
                                                              MARCH 31, 2004     DECEMBER 31,
                                                                 UNAUDITED)          2003
                                                               -------------     ------------
Current assets:
     Cash and cash equivalents                                  $  4,389,467          210,021
     Accounts receivable                                           3,036,703           16,652
     Inventory                                                     3,871,430           23,537
     Prepaid expense                                                 164,086           35,437
                                                                ------------     ------------

              Total current assets                                11,461,686          285,647

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                             1,049,981           38,003
     Deposits and other assets                                        24,252          152,276
     Loan commitment fees, net                                     2,516,400          150,000
     Goodwill                                                     21,696,856               --
                                                                ------------     ------------

              Total assets                                      $ 36,749,175          625,926
                                                                ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                           $  3,364,841           32,659
     Accrued expenses                                              1,734,991          151,761
     Current installments of note payable                          4,442,502          574,502
     Convertible debentures                                       15,000,000               --
                                                                ------------     ------------

              Total current liabilities                           24,542,334          758,922
                                                                ------------     ------------

Notes payable, less current installments                           9,532,000

Shareholders' equity:
     Common stock - $.001 par value, authorized 100 million
        shares; issued 56,532,232 shares and 44,238,915 shares        56,532           44,238
     Additional paid in capital                                    6,069,456        3,081,750
     Accumulated deficit                                          (3,451,147)      (3,258,984)
                                                                ------------     ------------

              Total shareholders' equity                           2,674,841         (132,996)
                                                                ------------     ------------

                                                                $ 36,749,175          625,926
                                                                ============     ============

                 See accompanying notes to financial statements

                               BIO-ONE CORPORATION

                            STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     2004             2003
                                                  (UNAUDITED)      (UNAUDITED)
                                                 -----------------------------

Revenues:
     Net sales                                   $  4,673,504               --
                                                 ------------     ------------


Costs and expenses:
     Cost of goods sold                             3,308,468               --
     Selling, general and administrative            1,539,485          167,661
                                                 ------------     ------------

                                                    4,847,953          167,661
                                                 ------------     ------------

              Operating loss                         (174,449)        (167,661)

Non-operating revenue (expense):
     Interest expense                              (4,577,714)          (4,782)
                                                 ------------     ------------

              Loss before income taxes             (4,752,163)        (172,443)

Provision for income taxes                                 --               --
                                                 ------------     ------------

              Net loss                           $ (4,752,163)        (172,443)
                                                 ============     ============

Basic earnings per share                         $      (0.09)           (0.01)
                                                 ============     ============

Diluted earnings per share                       $      (0.09)           (0.01)
                                                 ============     ============

Weighted average number of shares outstanding      50,385,573       21,682,092
                                                 ============     ============


                See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      2004           2003
                                                                  (UNAUDITED)     (UNAUDITED)
                                                                 ------------     -------------
Cash flows from operating activities:
    Net loss                                                     $ (4,752,163)        (172,443)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Stock issued for services                                       --           24,300
           Depreciation and amortization                              153,012            5,327
           Value of beneficial conversion feature                   4,560,000               --
           Changes in operating assets and liabilities,
              net of acquisitions:
              Accounts receivable                                      16,652               --
              Inventories                                              23,537               --
              Accounts payable and accrued expenses                (1,940,814)        (132,596)
              Deposits                                                125,349          (53,500)
                                                                 ------------     ------------

                   Net cash used in operating activities           (1,814,427)        (328,912)
                                                                 ------------     ------------

Cash flows from investing activities:
    Purchase of property and equipment                                 (6,127)          (5,980)
    Cash paid for acquisitions                                    (11,500,000)              --
                                                                 ------------     ------------

                   Net cash used in investing activities          (11,506,127)          (5,980)
                                                                 ------------     ------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                     --          500,000
    Proceeds (repayments) of note payable, stockholder                     --          (27,600)
    Proceeds from debentures                                       15,000,000               --
    Proceeds from notes payable                                     5,000,000               --
    Payments for loan financing cost                               (2,500,000)              --
                                                                 ------------     ------------

                   Net cash provided by financing activities       17,500,000          472,400
                                                                 ------------     ------------

                   (Decrease) increase in cash and
                      cash equivalents                              4,179,446          137,508

Cash and cash equivalents - beginning of period                       210,021           14,742
                                                                 ------------     ------------

Cash and cash equivalents - end of period                        $  4,389,467          152,250
                                                                 ============     ============

Supplemental disclosure of non cash financing and investing activities:

                See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and results of operations and cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      INVENTORIES

Inventories consist of the following:

                                                                 DECEMBER 31,
                                               MARCH 31,             2004
                                                 2004             (UNAUDITED)
                                             --------------------------------

                     Finished goods          $  3,871,430           23,537
                                             ============           ======


(3)      CONVERTIBLE DEBT

During the three months ended March 31, 2004, the Company issued $15,000,000 of convertible notes with interest at 5%. The notes are convertible at a rate of the Lesser of (i) an amount equal to seventy-five cents ($0.75) or (ii) an amount equal to 80% of the lowest daily volume weighted average price for the 5 trading days immediately preceding the conversion date. The Company recorded interest expense of approximately $4,560,000 as a result of discounts amortized relating to these notes. The notes are convertible for a period of 6 months after the effective date through September, 2004.

On February 5, 2004, the Company executed a Secured Promissory Note payable to Cornell Capital Partners, LP in the principal amount of $5,000,000. The Promissory Note accrues interest at an annual rate of 12% and is payable out of the Company's cash or out of the net proceeds received by the Company under its Equity Line of Credit Agreement, dated July 25, 2002 with Cornell Capital Partners. The Company must pay all amounts due under the Promissory Note by August 3, 2004, regardless of the availability of proceeds under the Equity Line of Credit Agreement. The Promissory Note is secured by all of the assets of the Company. As of March 31, 2004, $3,500,000 of this Promissory Note had been converted into equity.

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


OUR BUSINESS

         We are seeking to become a leading manufacturer and marketer of brand name nutritional supplements sold through multiple distribution pipelines. Our success will be dependent on our ability to acquire companies in the nutritional supplement field and to effectively integrate their operations. Until our acquisition of the assets of Physicians Nutraceutical Laboratories, Inc. in September 2003, we had no operations, products, customers, suppliers, or marketing and sales distribution system. Since that time, we have acquired (i) 80% of the issued and outstanding capital stock of American Nutritional Exchange, (ii) all of the issued and outstanding capital stock of Interactive Nutrition Inc., (iii) and a 51% interest in a Chinese joint venture with Weifang Shengtai Pharmaceuticals. We now have a total of approximately six hundred (600) employees. Our strategy will be dependent upon our successfully integrating the acquired businesses and to continue acquiring manufacturing, marketing and distribution companies currently engaged in various aspects of this industry.


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

         The domestic nutritional supplement industry is highly fragmented with a large number of small competitors involved in manufacturing and marketing vitamins and other nutritional supplement products to health food retailers and distributors. Most of these companies are relatively small businesses operating on a local or regional basis. With the acquisitions of the assets of Physicians Nutraceutical Laboratories, Inc., 80% of the capital stock of American Nutritional Exchange, all of the issued and outstanding capital stock of Interactive Nutrition, Inc and the joint venture with Weifang Shengtai Pharmaceuticals, we believe that we have the foundation to move forward with our business strategy. Our strategy is to increase sales and profits by acquiring companies, which we anticipate will allow us on a combined basis to become a recognized name in the growing vitamin and nutritional supplement field. We intend to meet these objectives by targeting additional companies which management believes are undervalued. We will rely on our consultant, Health Business Partners, as well as Armand Dauplaise, our President and Chief Executive Officer, and our directors for assistance in identifying prospective acquisition candidates and to conduct any required due diligence. We believe that companies that are typically family owned and are looking for an exit strategy or those family owned businesses where there are no family successors or the successors do not want to operate the business are prime acquisition candidates.

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

         We have acquired a manufacturing facility pursuant to our acquisition of Interactive Nutrition, which should allow us to produce our vitamins and supplements, as well as manufacture products and increase our revenues by offering services to third party distributors who market nutritional supplements. Now that we have acquired the manufacturing facility, we intend to focus on the distributors who market nutritional supplements. Future acquisitions could be financed by internally generated funds, institutional financing, public or private placement of our debt or equity securities or a combination of these. However, market conditions, the trading price and volume of our common stock as well as the uncertainty of the nature of any acquisition may limit our ability to finance future operations.


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

            PERIOD                 REVENUES    TOTAL EXPENSES    NET LOSS
            ------                ----------   ---------------  ----------
Six Months ended
June 30, 2003 (unaudited)         $  505,088     $  720,243     $  215,155

Year ended
December 31, 2002 (unaudited)     $  807,229     $  973,560     $  166,331

Year ended
December 31, 2001 (audited)       $  309,861     $1,274,774     $  964,913


MANUFACTURING

         We have acquired a manufacturing facility pursuant to our acquisition of Interactive Nutrition, which should allow us to produce our vitamins and supplements, as well as manufacture products and increase our revenues by offering services to third party distributors who market nutritional supplements. Now that we have acquired the manufacturing facility, we intend to focus on the distributors who market nutritional supplements

         Our management believes that the principal markets in which we compete are competitive and fragmented, with competitors in both the private label market and health supplements market. The term "private label market" describes distributors' products that are manufactured by others. We do not believe that this is the most efficient way to operate.


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


MARKETING

         We now have marketing, sales and distribution systems in place within each of our subsidiaries. The following discussion is predicated upon us generating significant revenues and raising additional capital to fully implement our consolidation strategy. Through each of our subsidiaries, we now have a sales and marketing/customer service department dedicated to selling our services and proprietary products and technologies to branded companies in the health supplement industry.

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


DEPENDENCE ON NEW PRODUCTS

         Our ability to grow will be dependent upon the success of our acquisitions integration program and our ability to introduce new and innovative products into such markets. We will attempt to introduce additional products in our existing markets. The success of new products is subject to a number of conditions, including developing products that will appeal to customers and comply with existing regulations at the time of introduction.


COMPETITION

         Management of Bio-One believes that competition in our principal markets and the private label market is intense and fragmented. We are in the process of continually developing our marketing strategies and product lines and expect that both will involve an ever-changing and evolving process. We will continually attempt to competitively price our products, provide superior quality products, and achieve success through attentive and efficient customer service and effective marketability strategies. We believe that there are many well-established competitors with substantially greater financial revenues, as well as, significant new market entrants in the nutritional supplement industry.

         NBTY is the industry leader with $1.2 billion in annual sales. Less than twenty (20) companies are realizing annual revenues in excess of $100 million, including: Leiner Health Products, American Home Products, and Pharmavite.


TRADEMARKS


PROPRIETARY PROTECTION

         Our business prospects depend largely upon our ability to capitalize on favorable consumer recognition of our trade names. Except for the trademarks held by our recent acquisitions, we do not currently hold any other trademarks. However, as we pursue our consolidation strategy, we intend to rely on trademarks obtained from any of our acquired companies or promote the use of the Bio-One name. In addition, we anticipate that we will also rely on trade secrets and proprietary know-how, and employ various methods to protect our concepts. Unlike pharmaceutical products that rely on specific combinations of drugs and chemicals, patents cannot protect herbal products. However, management believes that simply knowing the ingredients of an herbal product does not mean that other manufacturers can duplicate the product.


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

         Our products and product related activities may also be subject to regulation by other regulatory agencies, including but not limited to the Federal Trade Commission ("FTC"), the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities in which our products are sold. The products and product-related activities of Interactive Nutrition Inc. and our Chinese joint venture are regulated by the applicable regulatory agencies in Canada and China.

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

         We believe that any product or supplement we distribute will be either G.R.A.S. (Generally Regarded As Safe) listed by the FDA or do not currently require extended regulatory approval. Recent legislation has resulted in a regulatory environment, which sets what we believe to be reasonable limitations and guidelines on health claims and labeling for natural products. We believe that current and reasonably foreseeable governmental regulation will have minimal impact on our business. The FTC oversees claims made by us and other companies in the nutritional supplement industry. The FTC under the Federal Trade Commission Act prohibits the use of unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims by companies. These actions stem from the Retail Truth In Labeling laws. In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations, which Bio-One considers favorable, or more stringent interpretations of current laws or regulations. In fact, the FDA strictly regulates dietary supplements, as opposed to nutritional supplements, which are subject only to Truth In Labeling laws. Should we begin producing nutritional supplements in the United States, or should one of our products be determined by the FDA to be a dietary supplement, more stringent regulation of our products may take place. Compliance with these additional rules and regulations may result in a considerable expense or may cause us to have to discontinue production of some or all of our then current products. New laws and regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, or expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation.


COMPLIANCE WITH ENVIRONMENTAL LAWS

         We believe that we are in compliance with all relevant environmental laws. In fact, we believe there are no environmental laws, which directly impact our business. Due to the nature of our operations, we believe that the cost of complying with environmental laws will not have a significant effect on our operations.


RESEARCH & DEVELOPMENT

         In order to stay competitive, we must continually introduce new products. This involves research and development. To the extent that we have sufficient capital, we intend to actively pursue the research, development, manufacture and distribution of nutritional supplements.


OUR ACQUISITION STRATEGY

         We intend to become a vertically integrated company in the nutritional supplement industry. In furtherance thereof, we believe the acquisition of the assets of Physicians Nutraceutical Laboratories, 80% of the capital stock of American Nutritional Exchange, the stock of Interactive Nutrition Inc. and our 51% interest in our Chinese joint venture represents the first steps in our acquisition strategy. We intend to continually seek to acquire additional manufacturing, distribution and marketing companies that we believe have the ability to profitably operate their business and whose revenues can be substantially increased by means of improved operating efficiencies in a vertically integrated company. We may seek to acquire companies with lower earnings, if management believes that the product, facilities, management or mix will fit within our overall objective to become a leader in the nutritional supplement industry. We intend to seek opportunities which we believe have the potential of long-term growth as opposed to short-term earnings.

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


CODE OF ETHICS

         Bio-One has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees. This code of ethics is filed with the Securities and Exchange Commission as an exhibit to our 10KSB for the fiscal year ended December 31, 2003.


RECENT DEVELOPMENTS

         On February 4, 2004, Bio-One consummated a stock acquisition with American Nutritional Exchange, Inc., a Florida corporation. Pursuant to the Stock Purchase Agreement, Bio-One purchased shares of American Nutritional's capital stock representing 80% of the votes of all issued and outstanding shares of American Nutritional's capital stock for: (1) a purchase price in an amount equal to $1,000,000 payable in installments and (2) a credit line to be made available to American Nutritional in the principal amount of $1,000,000, which may be drawn down by American Nutritional in traunches during 2004. Pursuant to the Stock Purchase Agreement, Bio-One is entitled to receive 30% of any future distribution of profits of American Nutritional and/or 30% of any future distribution of proceeds from a sale of American Nutritional.

         American Nutritional is a Florida-based business that is a wholesale distributor of nationally branded nutritional supplements. American Nutritional sells nutritional supplement products to retail stores representing independents, large and small chain vitamin outlets, health clubs and convenience stores throughout the Southeast United States. American Nutritional has achieved distribution rights with approximately 25 of the manufacturers of nutritional brands in the natural products industry. The 35-employee business will continue to be operated with its present management team.

         On February 5, 2004, Bio-One executed a Secured Promissory Note payable to Cornell Capital Partners, LP in the principal amount of $5,000,000. The Promissory Note accrues interest at an annual rate of 12% and is payable out of Bio-One's cash or out of the net proceeds received by Bio-One under our Equity Line of Credit Agreement, dated July 25, 2002 with Cornell Capital Partners. Bio-One must pay all amounts due under the Promissory Note by August 3, 2004, regardless of the availability of proceeds under the Equity Line of Credit Agreement. The Promissory Note is secured by all of the assets of Bio-One. As of March 31, 2004, $3,500,000 of this Promissory Note had been converted into equity.

         On March 31, 2004, we consummated the acquisition of all the issued and outstanding capital stock of Interactive Nutrition Inc., a company organized under the laws of Canada. Pursuant to a Share Purchase Agreement, we acquired all of the issued and outstanding capital stock of Interactive Nutrition for an aggregate purchase price of C$30,000,000. We issued a Convertible Promissory
Note in the principal amount of C$15,000,000, which we are obligated to pay 57 consecutive monthly installments of C$263,158 commencing on July 1, 2004.

         Interactive Nutrition is a manufacturer and distributor of branded, specialty nutritional supplements, which are currently marketed in the United States, Canada and Hong Kong. Interactive Nutrition specializes in providing research, development and custom formulation of premium nutritional supplement private-label formulas, including over-the-counter, pharmaceutical grade, private-label formulations. Interactive Nutrition's products include: SoyOne(TM) Protein for Women, SoyOne(TM) Nutrition Bars, ISOWhey(TM) Protein Powder, Creative Blast(TM) and Total Whey. Interactive Nutrition is a Current Good Manufacturing Practices manufacturer. Interactive Nutrition operates in a 40,000 square-foot facility in Ottawa, Canada. The 75-employee business will continue to be operated with this present management team.

         On April 4, 2004, we consummated a joint venture transaction with Weifang Shengtai Pharmaceuticals Co. Ltd., a company organized under the laws of the People's Republic of China and located in Changle County, Shandong Province. Pursuant to the Joint Venture Agreement, we acquired 51% of the joint venture entity with Weifang Shengtai Pharmaceuticals for a cash payment equal to $2,000,000 and 2,090,000 shares of our Series A Preferred Stock.

         Weifang Shengtai Pharmaceuticals is a manufacturer and distributor of glucose in China and holds those patents. This product distribution is conducted through direct sales from the Sales Department and sales branches with offices in nine major cities and is a supplier of glucose to many of China's major pharmaceutical companies. In January, Shengtai moved into their newly constructed 35-acre facility and are now one of the top three employers in their county. The 450-employee business will continue to be operated with its present management team.

         On March 26, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $50 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of Bio-One for 100% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $50 million. The maximum of each advance is equal to $525,000 and up to a maximum of $2,100,000 in any thirty-day period.

         As of March 31, 2004, we issued a Secured Convertible Debenture in the principal amount of $15 million. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of
(i) an amount equal to $0.75 or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 7 months. At Bio-One's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. The payment terms are $1,000,000 per week for five weeks commencing after May 1, 2004, resuming after July 1, 2004 and after September 1, 2004. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of Bio-One in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of Bio-One.


EMPLOYEES

         We currently have approximately six hundred (600) employees employed within our subsidiaries and joint venture. We are currently reviewing our personnel needs for the remainder of 2004 and beyond. As of the date hereof, we anticipate hiring additional employees in 2004, which should include management, marketing and support staff.


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


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004, AS COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2003

         NET SALES. For the three months ended March 31, 2004, we had net sales of $4,673,504, as compared to net sales of $0 for the three months ended March 31, 2003, an increase of $4,673,504. This increase is attributable to the acquisition by our wholly-owned subsidiary, PNLabs, Inc., in September 2003, of substantially all of the assets of Physicians Nutraceutical Laboratories, Inc. and our acquisition of eighty percent (80%) of all of the issued and outstanding shares of American Nutritional Exchange.

         COST OF GOODS SOLD. For the three months ended March 31, 2004, we had cost of goods sold of $3,308,468, as compared to cost of goods sold of $0 for the three months ended March 31, 2003, an increase of $3,308,468. This increase is attributable to the third-party manufacturing costs incurred by our wholly-owned subsidiary, PNLabs, Inc. and American Nutritional Exchange in connection with the marketing and sales of their nutritional supplement products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2004, we incurred selling, general and administrative expenses of $1,539,485, as compared to selling, general and administrative expenses of $167,661 for the three months ended March 31, 2003, an increase of $1,371,824 or 818.2%. This increase is primarily attributable to the operations of PNLabs and American Nutritional Exchange.

         OPERATING INCOME (LOSS). For the three months ended March 31, 2004, we incurred an operating loss of $174,449, as compared to an operating loss of $167,661 for the three months ended March 31, 2003, an increase of $6,788 or 4%. This increase is primarily attributable to the operations of PNLabs and American Nutritional Exchange.

         NET LOSS. For the three months ended March 31, 2004, we incurred a net loss of $4,752,163 as compared to $172,443 for the three months ended March 31, 2003, an increase of $4,579,720 or 2,655.8%. This increase is primarily attributable to the Company recording interest expense of approximately $4,560,000 as a result of discounts amortized relating to a $5 million secured promissory note and a $15 million secured convertible debenture.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, we had cash and other current assets totaling $11,461,686 as compared to $285,647 as of March 31, 2003. The significant increase in our cash position is directly attributable to our decision to draw down a portion of a previous Equity Line of Credit, dated July 25, 2002 with Cornell Capital Partners and the sale of a Secured Convertible Debenture in the principal amount of $15 million and a Secured Promissory Note in the principal amount of $5 million, each discussed below. As of March 31, 2004, we had approximately $1,049,981 in property and equipment, as compared to $38,003 as of March 31, 2003. As of March 31, 2004, our total current liabilities were $24,542,334, consisting primarily of accounts payable of $3.364.841, accrued expenses of $1,734,991, current installments of a note payable of $4,452,502 and convertible debentures of $15,000,000.

         On February 5, 2004, Bio-One executed a Secured Promissory Note payable to Cornell Capital Partners in the principal amount of $5,000,000. The Secured Promissory Note accrues interest at an annual rate of 12% and is payable out of cash of Bio-One or out of the net proceeds received by Bio-One under our previous Equity Line of Credit Agreement, dated July 25, 2002 with Cornell Capital Partners. Bio-One must pay all amounts due under the Promissory Note by August 3, 2004, regardless of the availability of proceeds under the Equity Line of Credit. The Promissory Note is secured by all of the assets of Bio-One. As of March 31, 2004, $3,500,000 of this Promissory Note had been converted into equity.

         On March 26, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $50 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of Bio-One for 100% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $50 million. The maximum of each advance is equal to $525,000 and up to a maximum of $2,100,000 in any thirty-day period.

         As of March 31, 2004, we issued a Secured Convertible Debenture in the principal amount of $15 million. The convertible debenture is convertible into shares of our common stock at a price per share that is equal to the lesser of
(i) an amount equal to $0.75 or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 7 months. At Bio-One's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. The payment terms are $1,000,000 per week for five weeks commencing after May 1, 2004, resuming after July 1, 2004 and after September 1, 2004. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of Bio-One in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of Bio-One.

         In the absence of outside financing and without any consideration as to the financial requirements incurred as a result of our acquisitions of: (i) the assets of Physicians Nutraceutical Laboratories, (ii) 80% the capital stock of American Nutritional Exchange, (iii) the capital stock of Interactive Nutrition or (iv) a 51% interest in a Chinese joint venture with Weifang Shengtai Pharmaceuticals, as of April 1, 2004, we believe that we have sufficient cash to operate for approximately twelve months.

         In order for us to pursue other acquisitions and reduce our reliance on our Standby Equity Distribution Agreement, we are pursuing additional sources of equity and debt capital. This should provide us with greater flexibility in structuring acquisitions.


CERTAIN BUSINESS RISK FACTORS

         We are subject to various risks, which may have a material adverse effect on our Company's business, financial condition and results of operations. Certain risks are discussed below:


WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $3,258,984 as of December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, we incurred a net loss of $1,383,112, $609,761 and $677,150, respectively. For the three months ended March 31, 2004, we incurred a net loss of $174,449. We cannot predict the amount of revenues, if any, we may generate as a result of our acquisitions of: (i) all of the assets of Physicians Nutraceutical Laboratories, Inc., (ii) 80% of the capital stock of American Nutritional Exchange, (iii) all of the capital stock of Interactive Nutrition, or (iv) a 51% interest in Weifang Shengtai Pharmaceuticals. Consequently, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our revised business plan, which calls for us to secure both debt and equity financing while aggressively pursuing acquisitions and/or joint ventures with companies in the nutritional supplement industry. Our ability to continue as a going concern will be dependent upon our ability to draw down on our Standby Equity Distribution Agreement that we have established with Cornell Capital Partners. If we incur any problems in drawing down our Standby Equity Distribution Agreement, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.


WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We have relied on significant external financing to fund our operations. As of March 31, 2004, we had received a total of $5 million under our previously existing Equity Line of Credit that we entered into July 25, 2002 with Cornell Capital Partners. We received these proceeds in fiscal years 2002, 2003 and 2004. Prior to our previously existing Equity Line of Credit, our officers and directors advanced us approximately $70,000 in 2002 during a period in which we had approximately $20,000 in revenues. As of March 31, 2004, we had $4,389,467 in cash and cash equivalents and our total current assets were $11,461,686. Our current liabilities were $24,542,334 as of March 31, 2004. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of May 10, 2004, we estimate that we will require $960,000 to fund our anticipated corporate operating expenses and approximately $15,000,000 to fund our expansion plans for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE BUSINESS OF OUR RECENT ACQUISITIONS

         On September 11, 2003, our wholly-owned subsidiary, PNLabs, Inc., acquired substantially all of the assets of Physicians Nutraceutical Laboratories, Inc. The purchased assets included, among other things, the rights to market the 5 products marketed by Physicians Nutraceutical Laboratories and all rights to the operational business of Physicians Nutraceutical Laboratories. On February 4, 2004, we acquired shares of American Nutritional Exchange, Inc. representing 80% of the votes of all issued and outstanding shares of American Nutritional Exchange. American Nutritional Exchange is a wholesale distributor of nationally branded nutritional supplements. On March 31, 2004, we acquired all of the issued and outstanding capital stock of Interactive Nutrition, Inc. Interactive Nutritional is a manufacturer and distributor of branded, specialty nutritional supplements, which are currently marketed in the United States, Canada and Hong Kong. On April 4, 2004, we acquired a 51% interest in Weifang Shengtai Pharmaceuticals Co. Ltd., a Chinese joint venture. Weifang Shengtai Pharmaceuticals is a manufacturer and distributor of glucose in China.

         We may fail to successfully market our new products and/or integrate the operations of Physicians Nutraceutical Laboratories, American Nutritional Exchange, Interactive Nutrition or the Chinese joint venture into Bio-One. The integration of our new operations could place an increasing strain on our management and financial resources. If we fail to integrate the products and operations of Physicians Nutraceutical Laboratories, American Nutritional Exchange, Interactive Nutrition or Weifang Shengtai Pharmaceuticals into our business, we may be forced to curtail or cease our business operations.


OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         Our common stock is traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the nutritional supplement industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock in March 2004 was 1,971,415 shares. The high and low bid price of our common stock for the last two years has been $0.50 and $0.04, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.


WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT AND THE PRICE OF OUR COMMON STOCK WILL AFFECT OUR ABILITY TO DRAW DOWN ON THE STANDBY EQUITY DISTRIBUTION AGREEMENT

         Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Standby Equity Distribution Agreement. The amount of each advance under the Standby Equity Distribution Agreement is subject to a maximum amount equal to $525,000 and up to an aggregate maximum advance amount equal to $2,100,000 in any thirty-calendar-day period. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

         In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $0.17, we would have to issue to Cornell Capital Partners 294,117,647 shares of our common stock in order to draw down the entire $50 million available to us under the Standby Equity Distribution Agreement. We registered 250,000,000 shares of our common stock under the Standby Equity Distribution Agreement in a registration statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on May 11, 2004. Our Articles of Incorporation currently authorize Bio-One to issue 500 million shares and, as of May 10, 2004, we had 59,515,870 shares of common stock issued and outstanding. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement after we have issued the 250,000,000 shares that were registered with the Securities and Exchange Commission, we will have to file a new registration statement to cover such additional shares that we would issue for additional draw downs on the Standby Equity Distribution Agreement. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.


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


WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of Armand Dauplaise, our President and Chief Executive Officer. Mr. Dauplaise has been instrumental in securing our existing financing arrangements. In addition, Mr. Dauplaise's efforts resulted in our acquisitions of: (i) all of the assets of Physicians Nutraceutical Laboratories, (ii) 80% of the issued and outstanding capital stock of American Nutritional Exchange, (iii) all of the issued and outstanding capital stock of Interactive Nutrition, and (iv) a 51% interest in Weifang Shengtai Pharmaceuticals. Mr. Dauplaise is also primarily responsible for identifying additional acquisition candidates with the assistance of Health Business Partners LLC and undertaking due-diligence investigations. Mr. Dauplaise receives a salary of $180,000 per year and a car allowance pursuant to his employment agreement with Bio-One. The employment agreement is for one year and is renewable annually. The loss of the services of Mr. Dauplaise could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Dauplaise.

         In addition, in order to continue to implement our business strategy, we believe that we will need to attract and retain a Chief Financial Officer, a Director of Marketing, a Director of Operations, an Information Technology Officer and additional administrative support staff as our company grows.


WE MAY BE UNABLE TO MANAGE GROWTH

         Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

         o Respond to the needs of an operating business and be able to fully integrate management and controls to our acquisition of:
                  (i) all of the assets of Physicians Nutraceutical Laboratories, Inc., (ii) 80% of the issued and outstanding capital stock of American Nutritional Exchange, (iii) all of the issued and outstanding capital stock of Interactive Nutrition, and (iv) a 51% interest in Weifang Shengtai Pharmaceuticals, as well as any future acquisitions; and

         o Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

         If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.


THE ISSUANCE OF PREFERRED STOCK MAY ENTRENCH MANAGEMENT OR DISCOURAGE A CHANGE OF CONTROL

         Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company or, alternatively, granting the holders of preferred stock such rights as to entrench management. We currently have 2,090,000 shares of Series A Preferred Stock outstanding. If the holders of our common stock desired to remove current management, it is possible that our Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors.


WE EXPECT INTENSE COMPETITION IN OUR INDUSTRY

         Many of our competitors have significantly greater name recognition and financial and other resources. If we are not able to compete effectively against our competitors, we will be forced to curtail or cease our business operations. Our main competitors are NBTY, Natrol, Herbalife and Nutraceuticals. We believe the products that compete with ours, include Cholesterol Success, Cholesterol Free Fish Oil, Complete Balance, Dong Quai, Arthritis Pain Relief and Bone Core, Centrum and ABC Plus. Our market share in the nutrition supplement industry is very small at this time.


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


OUR STANDBY EQUITY DISTRIBUTION AGREEMENT COULD HAVE AN ADVERSE EFFECT ON OUR ABILITY TO MAKE ACQUISITIONS WITH OUR COMMON STOCK

         We cannot predict the actual number of shares of common stock that will be issued pursuant to our Standby Equity Distribution Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. It may be necessary for our shareholders to approve an increase in our authorized common stock for us to register additional shares of common stock in order to have sufficient authorized shares available to make acquisitions using our common stock. As we issue shares of common stock pursuant to the Standby Equity Distribution Agreement, we may not have sufficient shares of our common stock available to successfully attract and consummate future acquisitions.


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None.

         (b) None.

         (c) On February 5, 2004, we issued a Secured Promissory Note in the principal amount of $5 million. The Note accrues interest at an annual rate of 12% and is due and payable by August 3, 2004.

         On March 31, 2004, we issued a Secured Convertible Debenture in the principal amount of $15 million, which we are obligated to pay or convert into equity over a seven month period.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS.

EXHIBIT NO.        DESCRIPTION                                          LOCATION
-----------        ------------------------------------------------     ------------------------------------------------
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

31.1               Certification Pursuant to Section 302                Provided herewith

31.2               Certification Pursuant to Section 302                Provided herewith

32.1               Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith

32.2               Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith

         (B)      REPORTS ON FORM 8-K.

         On January 9, 2004, the Company filed a Current Report on Form 8-K with respect to Items 2 and 7.

         On February 13, 2004, the Company filed a Current Report on Form 8-K with respect to Items 2 and 7.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 14, 2004                 BIO-ONE CORPORATION

                                      By:    /s/ Armand Dauplaise
                                             Armand Dauplaise
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer