Form 10QSB
period 2004-06-30
BIO ONE CORP
filed 2004-08-18
CIK 1062431

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File No. 000-31889
                                              ---------

                               BIO-ONE CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                NEVADA                                 65-0815746
    -------------------------------         ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)


 1630 WINTER SPRINGS BOULEVARD, WINTER SPRINGS, FLORIDA          32708
 ------------------------------------------------------        ----------
        (Address of Principal Executive Offices)               (Zip Code)


                                 (407) 977-1005
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has
been subject to such filing requirements for the past 90 days. Yes [X]   No[ ]

         There were 97,426,807 shares of common stock outstanding as of August 11, 2004.

                               BIO-ONE CORPORATION


                                      INDEX

                                                                          PAGE
                                                                         NUMBER

PART 1.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets
          June 30, 2004 (Unaudited)
          and December 31, 2003                                             3

          Statements of Operations
          Three months and six months ended
          June 30, 2004 (Unaudited) and
          June 30, 2003 (Unaudited)                                         4

          Statements of Cash Flows
          Six months ended
          June 30, 2004 (Unaudited) and
          June 30, 2003 (Unaudited)                                         5

          Notes to Financial Statements (Unaudited)                         6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              BIO-ONE CORPORATION
                                 BALANCE SHEETS

                                                                     JUNE 30,        DECEMBER 31,
                                                                       2004              2003
                                                                   ------------      ------------
                                                                    (UNAUDITED)
                          ASSETS
Current assets:
     Cash and cash equivalents                                     $  3,543,003         210,021
     Accounts receivable                                              5,154,907          16,652
     Inventory                                                       10,089,480          23,537
     Prepaid expense                                                    387,718          35,437
                                                                   ------------      ----------

               Total current assets                                  19,175,108         285,647

     Property and equipment, at cost, net of accumulated
         depreciation and amortization                                9,158,382          38,003
     Deposits and other assets                                           23,327         152,276
     Loan commitment fees, net                                        2,143,400         150,000
     Goodwill                                                        23,636,058              --
                                                                   ------------      ----------

               Total assets                                        $ 54,136,275         625,926
                                                                   ============      ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $  4,672,272          32,659
     Accrued expenses                                                 1,584,017         151,761
     Current installments of note payable                             7,863,338         574,502
     Convertible debentures                                          15,000,000              --
                                                                   ------------      ----------

               Total current liabilities                             29,119,627         758,922
                                                                   ------------      ----------

Notes payable, less current installments                             16,153,926              --
Minority interest                                                       375,000              --
Shareholders' equity:
     Common stock - $.001 par value, authorized 100 million
        shares; issued 81,437,856 shares and 44,238,915 shares           81,438          44,238
     Preferred stock - $.001 par value                                4,100,000              --
     Additional paid in capital                                      12,594,348       3,081,750
     Accumulated deficit                                             (8,288,064)     (3,258,984)
                                                                   ------------      ----------

               Total shareholders' equity                             8,487,722        (132,996)
                                                                   ------------      ----------

                                                                   $ 54,136,275         625,926
                                                                   ============      ==========

                 See accompanying notes to financial statements

                               BIO-ONE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                     -----------------------------      ----------------------------
                                                         2004              2003            2004             2003
                                                     ------------      -----------      -----------      -----------
                                                      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Revenues:
     Net sales                                       $ 10,927,674               --       15,601,178               --
                                                     ------------      -----------      -----------      -----------

                                                       10,927,674               --       15,601,178               --

Costs and expenses:
     Cost of goods sold                                 8,130,779               --       11,439,247               --
     Selling, general and administrative                1,458,384          149,657        3,053,209          317,318
                                                     ------------      -----------      -----------      -----------

                                                        9,589,163          149,657       14,492,456          317,318
                                                     ------------      -----------      -----------      -----------

               Operating income (loss)                  1,338,511         (149,657)       1,108,722         (317,318)

Non-operating revenue (expense):
     Depreciation  and amortization                    (1,038,340)              --         (983,000)              --
     Interest expense                                    (202,088)          (3,217)      (4,779,802)          (7,999)
                                                     ------------      -----------      -----------      -----------

               Income (loss) before income taxes
                  and minority interest                    98,083         (152,874)      (4,654,080)        (325,317)

Minority interest                                        (375,000)              --         (375,000)              --
Provision for income taxes                                     --               --               --               --
                                                     ------------      -----------      -----------      -----------

               Net loss                              $   (276,917)        (152,874)      (5,029,080)        (325,317)
                                                     ============      ===========      ===========      ===========

Basic loss per share                                 $      (0.02)           (0.05)           (0.07)           (0.01)
                                                     ============      ===========      ===========      ===========

Diluted loss per share                               $      (0.02)           (0.05)           (0.07)           (0.01)
                                                     ============      ===========      ===========      ===========

Weighted average number of shares outstanding          68,985,040       33,055,380       62,995,920       28,729,344
                                                     ============      ===========      ===========      ===========

                 See accompanying notes to financial statements.

                               BIO-ONE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED
                                                                                   MARCH 31,
                                                                         ----------------------------
                                                                             2004            2003
                                                                         ------------     -----------
                                                                         (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                             $ (5,029,080)     (325,317)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Stock issued for services                                               --        27,300
           Depreciation and amortization                                      983,000         5,327
           Value of beneficial conversion feature                           4,560,000            --
           Changes in operating assets and liabilities,
              net of acquisitions:
               Accounts receivable                                            826,296            --
               Inventories                                                    222,810            --
               Prepaid expense                                                 35,437            --
               Accounts payable and accrued expenses                          110,245      (156,596)
               Deposits                                                       130,401       (53,500)
                                                                         ------------      --------

                    Net cash used in operating activities                   1,839,109      (502,786)
                                                                         ------------      --------

Cash flows from investing activities:
    Purchase of property and equipment                                         (6,127)       (5,980)
    Cash paid for acquisitions                                            (15,500,000)           --
                                                                         ------------      --------

                    Net cash used in investing activities                 (15,506,127)       (5,980)
                                                                         ------------      --------

Cash flows from financing activities:
    Proceeds from sale of common stock                                             --       950,000
    Proceeds (repayments) of note payable, stockholder                             --       (67,800)
    Proceeds from debentures                                               14,500,000            --
    Proceeds from notes payable                                             5,000,000            --
    Payments for loan financing cost                                       (2,500,000)           --
                                                                         ------------      --------

                    Net cash provided by financing activities              17,000,000       882,200
                                                                         ------------      --------

                    (Decrease) increase in cash and cash equivalents        3,332,982       373,434

Cash and cash equivalents - beginning of period                               210,021        14,742
                                                                         ------------      --------

Cash and cash equivalents - end of period                                $  3,543,003       388,176
                                                                         ============      ========

Supplemental disclosure of non cash financing and investing activities:
    During the first quarter of 2004, $3,000,000 of notes payable were converted into common stock at approximately $.24 per share.

                 See accompanying notes to financial statements.

                               BIO-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and results of operations and cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      INVENTORIES

         Inventories consist of the following:

                                         JUNE 30,                DECEMBER 31,
                                           2004                     2004
                                       -----------               ------------
                                                                  (UNAUDITED)

         Finished goods                $10,089,480                  23,537
                                       ===========                  ======

(3)      CONVERTIBLE DEBT

         During the six months ended June 30, 2004, the Company issued 15,000,000 of convertible notes with interest at 5%. The notes are convertible at a rate of 80% of average trading value. The Company recorded interest expense of approximately $4,560,000 as a result of discounts amortized relating to these notes. The notes are convertible for a period of 6 months after the effective date through September, 2004.

(4)      BASIS OF PRESENTATION

         These consolidated financial statements include Bio-One Corporation and all subsidiaries. A minority interest has been reflected for any majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

OUR BUSINESS

         We are seeking to become a leading manufacturer and marketer of brand name nutritional supplements sold through multiple distribution pipelines. Our success will be dependent on our ability to acquire companies in the nutritional supplement field and to effectively integrate their operations. Until our acquisition of the assets of Physicians Nutraceutical Laboratories, Inc. in September 2003, we had no operations, products, customers, suppliers, or marketing and sales distribution system. Since that time, we have acquired (i) 80% of the issued and outstanding capital stock of American Nutritional Exchange, (ii) all of the issued and outstanding capital stock of Interactive Nutrition Inc., (iii) 51% interest in a Chinese joint venture with Weifang Shengtai Pharmaceuticals, (iv) 80% of the issued and outstanding capital stock of Nutrition Sciences Corporation, (v) all of the issued and outstanding capital stock of Healthy Choices Concepts, and (vi) 51% of the issued and outstanding capital stock of ANI Distribution, Inc. We now have a total of approximately six hundred (600) employees. We believe our acquisitions are based on a synergistic relationship between our portfolio companies. Our strategy will be dependent upon our successfully integrating the acquired businesses and to continue acquiring manufacturing, marketing and distribution companies currently engaged in various aspects of this industry.

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

         The domestic nutritional supplement industry is highly fragmented with a large number of small competitors involved in manufacturing and marketing vitamins and other nutritional supplement products to health food retailers and distributors. Most of these companies are relatively small businesses operating on a local or regional basis. With the acquisitions of the assets of Physicians Nutraceutical Laboratories, Inc., 80% of the capital stock of American

Nutritional Exchange, all of the issued and outstanding capital stock of Interactive Nutrition, Inc and the joint venture with Weifang Shengtai Pharmaceuticals, we believe that we have the foundation to move forward with our business strategy. Our strategy is to increase sales and profits by acquiring companies, which we anticipate will allow us on a combined basis to become a recognized name in the growing vitamin and nutritional supplement field. We intend to meet these objectives by targeting additional companies which management believes are undervalued. We will rely on our consultant, Health Business Partners, as well as Armand Dauplaise, our President and Chief Executive Officer, and our directors for assistance in identifying prospective acquisition candidates and to conduct any required due diligence. We believe that companies that are typically family owned and are looking for an exit strategy or those family owned businesses where there are no family successors or the successors do not want to operate the business are prime acquisition candidates. In some cases we believe that we can offer portfolio companies, management expertise and a range of technology solutions that might not otherwise be available to them.

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

         Businesses acquired or formed by us are intended to have a synergistic relationship to one another. We acquired a manufacturer of powders and nutritional supplements to internalize, as much as possible, the manufacturing needs of our portfolio companies. We acquired a distributor of nutritional supplement products and expanded the distribution area through acquisition in order to distribute products manufactured and developed by our portfolio companies. We formed direct mail, infomercial and direct to consumer companies to service our portfolio companies. In all cases we anticipate that our portfolio companies provide services to independent customers and clients and are, or will soon become self-sustaining.

         We intend to acquire businesses that are, for the most part, self sustaining and can finance growth from internal resources or locally financed debt. Except where there are significant increases in business generated through inter-company transactions, we do not expect to make further contributions of capital to our portfolio companies.

         We have formed a core management group that provides support to our portfolio companies in the areas of operations, marketing, business development, financial services and technology solutions. In addition, each portfolio company can call on the expertise of peers for advice, collaboration and project cost sharing. Representatives from each portfolio company meet each quarter for a review of results, needs, advice, support and collaboration. However, market conditions, the trading price and volume of our common stock as well as the uncertainty of the nature of any acquisition may limit our ability to finance future operations.

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

         Bio-One's focus is to market products in the nutritional supplement industry that are manufactured by its wholly owned subsidiary. We intend to vertically integrate production, marketing, and distribution.

PNLABS, INC.

         On September 11, 2003, our wholly-owned subsidiary, PNLabs, Inc., consummated the acquisition of the assets of Physicians Nutraceutical Laboratories, Inc. The purchased assets, valued at $108,000, included inventory, accounts receivable, office furniture, the rights to 5 products and all rights to the operating business. The consideration given for the purchase of the assets of Physicians Nutraceutical Laboratories was a five-year, 5% royalty on all monthly net sales of PNLabs. and committed us to immediately use $50,000 for working capital. Further, pursuant to our agreement with Physicians Nutraceutical Laboratories, up to an additional $1.4 million of development capital may be committed depending on future operating results. The $1.4 million of development capital was at the rate of $50,000 per month from September through December 2003. It is now at the rate of $50,000 per month through December 2004, subject to the business operating according to its projections for revenues and profits. The development capital is being allocated to develop products distribution channels for direct mail, infomercials, e-commerce, retail, radio, and a physician's network. There is no negative implication to Bio-One if we do not meet the $1.4 million capital referenced above. PNLabs markets five products. We intend to continue to market these five products as well as add new products, and further develop a comprehensive marketing plan for all of our products.

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

MARKETING

         We now have marketing, sales and distribution systems in place within each of our subsidiaries. The following discussion is predicated upon us generating significant revenues and raising additional capital to fully implement our vertical integration and consolidation strategy. Through each of our subsidiaries, we now have a sales and marketing/customer service department dedicated to selling our services, products and technologies to branded companies in the nutritional supplement industry.

         The primary markets for our products and services are in the preventive and alternative healthcare fields. Preventive and alternative healthcare programs and systems establish very specific requirements in helping improve and maintain citizenry health. We believe that the market is global and growing rapidly. As nutritional supplements use combined with preventive and alternative healthcare become more readily accepted, we believe physicians and other healthcare providers will be targeted for marketing purposes.

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

         NBTY is the industry leader with $1.2 billion in annual sales. Less than twenty (20) companies are realizing annual revenues in excess of $100 million, including: Leiner Health Products, American Home Products, Pharmavite and Nutraceutical.

TRADEMARKS

PROPRIETARY PROTECTION

         Our business prospects depend largely upon our ability to capitalize on favorable consumer recognition of our trade names. Except for the trademarks held by our recent acquisitions, we do not currently hold any other trademarks. However, as we pursue our consolidation strategy, we intend to rely on trademarks obtained from our acquired companies. In addition, we anticipate that we will also rely on trade secrets and proprietary know-how, and employ various methods to protect our concepts. Unlike pharmaceutical products that rely on specific combinations of drugs and chemicals, patents cannot protect herbal products. However, management believes that simply knowing the ingredients of an herbal product does not mean that other manufacturers can duplicate the product.

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

OUR ACQUISITION STRATEGY

         We intend to continue developing as a vertically integrated company in the nutritional supplement industry. In furtherance thereof, we believe the acquisition of the assets of Physicians Nutraceutical Laboratories, 80% of the capital stock of American Nutritional Exchange, the stock of Interactive Nutrition Inc. and our 51% interest in our Chinese joint venture represents the first steps in our strategy. We intend to continually seek to acquire additional manufacturing, distribution and marketing companies that we believe have the ability to profitably operate their business and whose revenues can be substantially increased by means of improved operating efficiencies in a vertically integrated company. We may seek to acquire companies with lower earnings, if management believes that the product, facilities, management or mix will fit within our overall objective to become a leader in the nutritional supplement industry. We intend to seek opportunities which we believe have the potential of long-term growth as opposed to short-term earnings.

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

         o    the distribution channel of the target business;

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

RECENT DEVELOPMENTS

         In April 2004 we formed Nutrition Sciences Corporation, in which we own 80% of the issued and outstanding shares of capital stock and the senior manager of that company owns 20% of the issued and outstanding shares of capital stock. Nutrition Sciences was formed to provide direct mail solutions to our portfolio companies, sell its own products and be a vendor of direct mail solutions to independent clients. We have undertaken to fund Nutrition Sciences to a maximum amount of $550,000. To date, we have funded Nutrition Sciences to the extent of $240,000. Nutrition Sciences generates its revenues from sales of its own products and by projects from portfolio companies. Currently Nutrition Sciences has developed two products, Activene to address fatigue and enhance energy; and Prostia, to address men's prostate health; and has six additional products under development.

         On April 15, 2004 we formed ANI Distribution, Inc. in which we own 51% of the issued and outstanding shares and the principals of American Nutritional Exchange, Inc. own 49% of the issued and outstanding shares. ANI Distribution was formed to acquire distributors of nutritional supplements and related products in areas outside of the distribution area of American Nutritional Exchange. We will fund ANI Distribution only to the extent that it acquires distribution companies. Acquisitions are expected to be self sustaining. ANI Distribution is managed by the principals of American Nutritional Exchange as part of its overhead structure.

         On June 1, 2004, Bio-one entered into an agreement to acquire a 51% interest in a Chinese herbal medicine company in Guangzhou Province. The company is an integrated business that includes research and development, manufacturing, sales and marketing. The 78 employee business will continue to be run with its present management team. Consummation of this transaction is contingent on certain conditions, including, but not limited to, the certified audits, legal due diligence, Peoples Republic of China approval and documentation.

         On June 10, 2004 we formed Healthy Choices Concepts, in which we own 100% of the issued and outstanding shares of capital stock. Healthy Choices Concepts was formed to provide infomercial and direct to consumer solutions to our portfolio companies, sell its own products and be a vendor of informercial marketing programs and direct to consumer solutions to independent clients. We have undertaken to fund Healthy Choices Concepts to a maximum amount of $250,000. To date, we have funded Healthy Choices Concepts to the extent of $50,000. Healthy Choices Concepts is in the formation stage.

         On June 21, 2004, Bio-One's wholly-owned subsidiary ANI Distribution, Inc. acquired the assets of Florida Sport Nutrition Distributors, Inc. The terms of the acquisition included a cash payment of $175,000 and a promissory note in the amount of $175,000. The promissory note provides for the payment of the balance of the purchase price in eight consecutive quarterly installments of $32,875 with the first payment to be made 3 months following the date of closing. No interest is payable on the notes when not in default. Florida Sport Nutrition Distributors is a Tampa, Florida-based wholesale distributor of nationally branded nutritional supplements with approximately $2 million in unaudited 2003 sales. The company's distribution channels include retailers representing independents, large and small chain vitamin outlets, health clubs and convenience stores

         On July 20, 2004, Bio-One entered into an agreement to acquire a 51% interest in a Chinese herbal medicine company in Henan Province. The company is an integrated business that includes Chinese herbal medicine, nutrition products, drugs and medical devices. Their distribution channels are to agencies, wholesalers, retailers, hospitals, and direct to consumers. The 465 employee business will continue to be run with its present management team. Consummation of this transaction is contingent on certain conditions, including, but not limited to, the certified audits, legal due diligence, Peoples Republic of China approval and documentation.

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

         As of March 31, 2004, we issued a Secured Convertible Debenture in the principal amount of $15 million. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of
(i) an amount equal to $0.75 or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 7 months and is secured by all of our assets. At Bio-One's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. The payment terms are $1,000,000 per week for five weeks commencing after May 1, 2004, resuming after July 1, 2004 and after September 1, 2004. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of Bio-One in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of Bio-One. As of August 11, 2004 $2.2 million had been repaid through proceeds under the Standby Equity Distribution Agreement.

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

         On February 5, 2004, Bio-One executed a Secured Promissory Note payable to Cornell Capital Partners, LP in the principal amount of $5,000,000. The Promissory Note accrued interest at an annual rate of 12% and was payable out of Bio-One's cash or out of the net proceeds received by Bio-One under our Equity Line of Credit Agreement, dated July 25, 2002 with Cornell Capital Partners. Bio-One must pay all amounts due under the Promissory Note by August 3, 2004, regardless of the availability of proceeds under the Equity Line of Credit Agreement. The Promissory Note is secured by all of the assets of Bio-One. As of June 30, 2004, this Promissory Note had been repaid in full.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2004, AS COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2003

         NET SALES. For the three months ended June 30, 2004, we had net sales of $10,927,674, as compared to net sales of $0 for the three months ended June 30, 2003, an increase of $10,927,674. This increase is attributable to our subsidiaries, PNLabs, Inc., American Nutritional Exchange, Inc., Interactive Nutrition International, Inc., and Weifang Shengtai Pharmaceuticals Co. Ltd.

         COST OF GOODS SOLD. For the three months ended June 30, 2004, we had cost of goods sold of $8,130,779, as compared to cost of goods sold of $0 for the three months ended June 30, 2003, an increase of $8,130,779. This increase is attributable to our subsidiaries, PNLabs, Inc., American Nutritional Exchange, Inc., Interactive Nutrition International, Inc., and Weifang Shengtai Pharmaceuticals Co. Ltd. for costs incurred in connection with the manufacturing, marketing and sales of their nutritional supplement products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2004, we incurred selling, general and administrative expenses of $1,458,384, as compared to selling, general and administrative expenses of $167,661 for the three months ended June 30, 2003, an increase of $1,290,723 or 770%. This increase is primarily attributable to the operations of our subsidiaries, PNLabs, Inc., American Nutritional Exchange, Inc., Interactive Nutrition International, Inc., and Weifang Shengtai Pharmaceuticals Co. Ltd.

         OPERATING INCOME. For the three months ended June 30, 2004, we achieved our first quarter of operating income totaling $1,338,511, as compared to an operating loss of $149,657 for the three months ended June 30, 2003, an increase of $1,488,168 or 994%. This increase is primarily attributable to the operations of our subsidiaries, PNLabs, Inc., American Nutritional Exchange, Inc., Interactive Nutrition International, Inc., and Weifang Shengtai Pharmaceuticals Co. Ltd.

         NET LOSS. For the three months ended June 30, 2004, we incurred a net loss of $276,917 as compared to $152,874 for the three months ended june 30, 2003, an increase of $124,043 or 81%. This increase is attributable to the Company recording depreciation and amortization of $1,038,340, interest expense of $202,088 and reserves for minority interests totaling $375,000.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004, AS COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2003

         NET SALES. For the six months ended June 30, 2004, we had net sales of $15,601,178, as compared to net sales of $0 for the six months ended June 30, 2003, an increase of $15,601,178. This increase is attributable to our subsidiaries, PNLabs, Inc., American Nutritional Exchange, Inc., Interactive Nutrition International, Inc., and Weifang Shengtai Pharmaceuticals Co. Ltd.

         COST OF GOODS SOLD. For the six months ended June 30, 2004, we had cost of goods sold of $11,439,247, as compared to cost of goods sold of $0 for the six months ended June 30, 2003, an increase of $11,439,247. This increase is attributable to our subsidiaries, PNLabs, Inc., American Nutritional Exchange, Inc., Interactive Nutrition International, Inc., and Weifang Shengtai Pharmaceuticals Co. Ltd. for costs incurred in connection with the manufacturing, marketing and sales of their nutritional supplement products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 2004, we incurred selling, general and administrative expenses of $3,053,209, as compared to selling, general and administrative expenses of $317,318 for the six months ended June 30, 2003, an increase of $2,735,891 or 862%. This increase is primarily attributable to the operations of our subsidiaries, PNLabs, Inc., American Nutritional Exchange, Inc., Interactive Nutrition International, Inc., and Weifang Shengtai Pharmaceuticals Co. Ltd.

         OPERATING INCOME. For the six months ended June 30, 2004, we achieved our first six months of operating income totaling $1,108,722, as compared to an operating loss of $317,318 for the six months ended June 30, 2003, an increase of $1,426,040 or 448%. This increase is primarily attributable to the operations of our subsidiaries, PNLabs, Inc., American Nutritional Exchange, Inc., Interactive Nutrition International, Inc., and Weifang Shengtai Pharmaceuticals Co. Ltd.

         NET LOSS. For the six months ended June 30, 2004, we incurred a net loss of $5,029,080 as compared to $325,317 for the six months ended June 30, 2003, an increase of $4,703,763 or 1446%. This increase is primarily attributable to the Company recording interest expense of approximately $4,779,802 as a result of discounts amortized relating to a $5 million secured promissory note and a $15 million secured convertible debenture, depreciation and amortization of $983,000 and reserves for minority interests totaling $375,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, we had cash and other current assets totaling $19,175,108, as compared to $18,841 as of June 30, 2003. The significant increase in our cash position is directly attributable to our decision to draw down a portion of a previous Equity Line of Credit, dated July 25, 2002 with Cornell Capital Partners, the sale of a Secured Convertible Debenture in the principal amount of $15 million, a Secured Promissory Note in the principal amount of $5 million, each discussed below, and the operating performance of our subsidiaries, PNLabs, Inc., American Nutritional Exchange, Inc., Interactive Nutrition International, Inc., and Weifang Shengtai Pharmaceuticals Co. Ltd.

         As of June 30, 2004, we had approximately $9,158,382 in property and equipment, as compared to $4,752 as of June 30, 2003. As of June 30, 2004, our total current liabilities were $29,119,627, consisting primarily of accounts payable of $4,672,272, accrued expenses of $1,584,017, current installments of a note payable of $7,863,338 and convertible debentures of $15,000,000.

         On February 5, 2004, Bio-One executed a Secured Promissory Note payable to Cornell Capital Partners in the principal amount of $5,000,000. The Secured Promissory Note accrues interest at an annual rate of 12% and was payable out of cash of Bio-One or out of the net proceeds received by Bio-One under our previous Equity Line of Credit Agreement, dated July 25, 2002 with Cornell Capital Partners. Bio-One must pay all amounts due under the Promissory Note by August 3, 2004, regardless of the availability of proceeds under the Equity Line of Credit. The Promissory Note was secured by all of the assets of Bio-One. As of June 30, 2004 this Promissory Note had been repaid in full.

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

         As of March 31, 2004, we issued a Secured Convertible Debenture in the principal amount of $15 million. The convertible debenture is convertible into shares of our common stock at a price per share that is equal to the lesser of
(i) an amount equal to $0.75 or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 7 months. At Bio-One's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. The payment terms are $1,000,000 per week for five weeks commencing after May 1, 2004, resuming after July 1, 2004 and after September 1, 2004. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of Bio-One in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of Bio-One. As of August 11, 2004 $2.2 million had been repaid through proceeds under the Standby Equity Distribution Agreement.

         As of June 30, 2004, we estimate that during the next twelve months we will require $985,000 to fund our current subsidiaries development, $1,800,000 to fund our anticipated corporate operating expenses, and approximately $15,000,000 to fund our expansion plans. As of August 11, we believe we have sufficient cash to operate for approximately three to six months.

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

CERTAIN BUSINESS RISK FACTORS

         We are subject to various risks, which may have a material adverse effect on our Company's business, financial condition and results of operations. Certain risks are discussed below:

WE HAVE HISTORICALLY LOST MONEY PRIOR TO 2004 AND LOSSES MAY CONTINUE IN THE FUTURE

         We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $3,258,984 as of December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, we incurred a net loss of $1,383,112, $609,761 and $677,150, respectively. For the six months ended June 30, 2004, we incurred a net loss of $5,029,080. We cannot predict the amount of revenues we may generate as a result of our acquisitions of: (i) all of the assets of Physicians Nutraceutical Laboratories, Inc., (ii) 80% of the capital stock of American Nutritional Exchange, (iii) all of the capital stock of Interactive Nutrition, (iv) a 51% interest in Weifang Shengtai Pharmaceuticals,
(v) 80% of capital stock of Nutrition Sciences Corporation, (vi) all of the capital stock of Healthy Choices Concepts, and (vii) 51% of the capital stock of ANI Distribution, Inc,. Consequently, we will in all likelihood, have to rely on external financing for our capital requirements. Future losses may occur unless we continue to successfully implement our business plan, which calls for us to secure both debt and equity financing while continuing to aggressively pursue acquisitions and/or joint ventures with companies in the nutritional supplement industry. Our ability to continue as a going concern will be dependent upon our ability to draw down on our Standby Equity Distribution Agreement that we have established with Cornell Capital Partners. If we incur any problems in drawing down our Standby Equity Distribution Agreement, we may experience significant liquidity and cash flow problems. If we are not successful in maintaining profitable operations, we may not be able to attract sufficient capital to fully continue our operations. Our inability to obtain adequate financing will result in the need to curtail or cease business operations and will likely result in a lower stock price.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We have relied on significant external financing to fund our operations. As of June 30, 2004, we had received a total of $6.5 million under our previously existing Equity Line of Credit that we entered into July 25, 2002 with Cornell Capital Partners. We received these proceeds in fiscal years 2002, 2003 and 2004. Prior to our previously existing Equity Line of Credit, our officers and directors advanced us approximately $70,000 in 2002 during a period in which we had approximately $20,000 in revenues. As of June 30, 2004, we had $3,543,003 in cash and cash equivalents and our total current assets were $19,175,108. Our current liabilities were $29,119,627 as of June 30, 2004. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we continue profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of June 30, 2004, we estimate that we will require $1,800,000 to fund our anticipated corporate operating expenses, $985,000 to fund our current subsidiaries development and approximately $15,000,000 to fund our expansion plans for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to limit business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE BUSINESSES OF OUR RECENT
ACQUISITIONS

         On September 11, 2003, our wholly-owned subsidiary, PNLabs, Inc., acquired substantially all of the assets of Physicians Nutraceutical Laboratories, Inc. The purchased assets included, among other things, the rights to market the 5 products marketed by Physicians Nutraceutical Laboratories and all rights to the operational business of Physicians Nutraceutical Laboratories. On February 4, 2004, we acquired shares of American Nutritional Exchange, Inc. representing 80% of the votes of all issued and outstanding shares of American Nutritional Exchange. American Nutritional Exchange is a wholesale distributor of nationally branded nutritional supplements. On March 31, 2004, we acquired all of the issued and outstanding capital stock of Interactive Nutrition, Inc. Interactive Nutritional is a manufacturer and distributor of branded, specialty nutritional supplements, which are currently marketed in the United States, Canada and Hong Kong. On April 4, 2004, we acquired a 51% interest in Weifang Shengtai Pharmaceuticals Co. Ltd., a Chinese joint venture. Weifang Shengtai Pharmaceuticals is a manufacturer and distributor of glucose in China. In April 2004 we formed Nutrition Sciences Corporation, in which we own 80% of the issued and outstanding capital stock. Nutrition Sciences was formed to provide direct mail solutions to our portfolio companies, sell its own products and be a vendor of direct mail solutions to independent clients. On April 15, 2004 we formed ANI Distribution, Inc. in which we own 51% of the issued and outstanding capital stock. ANI Distribution was formed to acquire distributors of nutritional supplements and related products in areas outside of the distribution area of American Nutritional Exchange. On June 10, 2004 we formed Healthy Choices Concepts, in which we own all of the issued and outstanding shares of capital stock. Healthy Choices Concepts was formed to provide infomercial and direct to consumer solutions to our portfolio companies, sell its own products and be a vendor of informercial and direct to consumer solutions to independent clients.

         We may fail to successfully market our new products and/or integrate the operations of Physicians Nutraceutical Laboratories, American Nutritional Exchange, Interactive Nutrition,the Chinese joint venture, Nutrition Sciences, ANI Distribution or Healthy Choices Concepts into Bio-One. The integration of our new operations could place an increasing strain on our management and financial resources. If we fail to integrate the products and operations of Physicians Nutraceutical Laboratories, American Nutritional Exchange, Interactive Nutrition, Weifang Shengtai Pharmaceuticals. Nutrition Sciences, ANI Distribution or Healthy Choices Concepts into our business, we may be forced to curtail or cease our business operations.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         Our common stock is traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the nutritional supplement industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock in June 2004 was 1,644,926 shares. The high and low bid price of our common stock for the last two years has been $0.50 and $0.04, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

         In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $0.07, we would have to issue to Cornell Capital Partners 714,285,714 shares of our common stock in order to draw down the entire $50 million available to us under the Standby Equity Distribution Agreement. We registered 250,000,000 shares of our common stock under the Standby Equity Distribution Agreement in a registration statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on May 11, 2004. Our Articles of Incorporation currently authorize Bio-One to issue 500 million shares and, as of June 30, 2004, we had 81,437,856 shares of common stock issued and outstanding. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement after we have issued the 250,000,000 shares that were registered with the Securities and Exchange Commission, we will have to file a new registration statement to cover such additional shares that we would issue for additional draw downs on the Standby Equity Distribution Agreement. Unless we maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.

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

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of Armand Dauplaise, our President and Chief Executive Officer. Mr. Dauplaise has been instrumental in securing our existing financing arrangements. In addition, Mr. Dauplaise's efforts resulted in our acquisitions of: (i) all of the assets of Physicians Nutraceutical Laboratories, (ii) 80% of the issued and outstanding capital stock of American Nutritional Exchange, (iii) all of the issued and outstanding capital stock of Interactive Nutrition, (iv) a 51% interest in Weifang Shengtai Pharmaceuticals, (v) 80% of the issued and outstanding capital stock of Nutrition Sciences Corporation, (vi) all of the issued and outstanding capital stock of Healthy Choices Concepts, and (vii) 51% of the issued and outstanding capital stock of ANI Distribution, Inc. Mr. Dauplaise is also primarily responsible for identifying additional acquisition candidates with the assistance of Health Business Partners LLC and undertaking due-diligence investigations. Mr. Dauplaise receives a salary of $180,000 per year and a car allowance pursuant to his employment agreement with Bio-One. The employment agreement is for one year and is renewable annually. The loss of the services of Mr. Dauplaise could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Dauplaise.

         On July 23 Bob Ramsey was promoted to the position of Vice President of Operations. In addition, in order to continue to implement our business strategy, we believe that we will need to attract and retain a Chief Financial Officer, a Director of Marketing, an Information Technology Officer and additional administrative support staff as our company grows.

WE MAY BE UNABLE TO MANAGE GROWTH

         Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

         o Respond to the needs of an operating business and be able to fully integrate management and controls to our acquisition of: (i) all of the assets of Physicians Nutraceutical Laboratories, Inc., (ii) 80% of the issued and outstanding capital stock of American Nutritional Exchange, (iii) all of the issued and outstanding capital stock of Interactive Nutrition, (iv) a 51% interest in Weifang Shengtai Pharmaceuticals, (v) 80% of the issued and outstanding capital stock of Nutrition Sciences Corporation, (vi) all of the issued and outstanding capital stock of Healthy Choices Concepts, and (vii) 51% of the issued and outstanding capital stock of ANI Distribution, Inc. as well as any future acquisitions; and

         o Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

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

OUR INDUSTRY IS SUBJECT TO GOVERNMENT REGULATION

         The manufacturing, processing, formulation, packaging, labeling and advertising of vitamins and other Nutraceutical products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. Our operations are subject to governmental regulation in the jurisdictions in which they operate. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None.

         (b) None.

         (c) On April 4, 2004, we issued 2,090,000 shares of Series A Preferred Stock to Liu Qingtai in connection with a joint venture transaction with Weifang Shengtai Pharmaceuticals Co. Ltd.

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

31.1          Certification Pursuant to Section 302                Provided herewith

31.2          Certification Pursuant to Section 302                Provided herewith

32.1          Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith

32.2          Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith

         (b)  REPORTS ON FORM 8-K.

         On April 2, 2004, the Company filed an amendment to a Current Report on Form 8-K with respect to Items 2 and 7, respectively.

         On April 15, 2004, the Company filed an amendment to a Current Report on Form 8-K with respect to Items 2 and 7, respectively.

         On April 22, 2004, the Company filed an amendment to a Current Report on Form 8-K with respect to Items 2 and 7, respectively.

         On June 8, 2004, the Company filed an amendment to a Current Report on Form 8-K with respect to Items 2 and 7, respectively.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 18, 2004            BIO-ONE CORPORATION

                                    By:      /s/ Armand Dauplaise
                                             -----------------------------------
                                             Armand Dauplaise
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer