Form 10QSB
period 2004-09-30
BIO ONE CORP
filed 2004-11-15
CIK 1062431

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File No. 000-31889

                               BIO-ONE CORPORATION
                               -------------------
                 (Name of Small Business Issuer in Its Charter)

                                NEVADA                                                      65-0815746
                                ------                                                      ----------
    (State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)


       1630 WINTER SPRINGS BOULEVARD, WINTER SPRINGS, FLORIDA                                  32708
       -------------------------------------------------------                                 -----
               (Address of Principal Executive Offices)                                     (Zip Code)


                                 (407) 977-1005
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         There were 165,003,173 shares of common stock outstanding as of November 1, 2004.

                               BIO-ONE CORPORATION


                                      INDEX

                                                                        PAGE
                                                                       NUMBER

PART 1.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets
            September 30, 2004 (Unaudited)
              and December 31, 2003                                       3

          Statements of Operations
            Three months and nine months ended
              September 30, 2004 (Unaudited) and
              September 30, 2003 (Unaudited)                              4

          Statements of Cash Flows
            Nine months ended
              September 30, 2004 (Unaudited) and
              September 30, 2003 (Unaudited)                              5

          Notes to Financial Statements (Unaudited)                       6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7

PART II.  OTHER INFORMATION                                              25

                                     PART I


                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                 BIO-CORPORATION

                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                    SEPTEMBER 30,
                                                                        2004        DECEMBER 31,
                                                                    (UNAUDITED)        2003
                                                                   ------------    ------------
Current assets:
    Cash and cash equivalents                                      $  1,200,198         210,021
    Accounts receivable                                               4,747,821          16,652
    Inventory                                                        10,257,577          23,537
    Prepaid expense                                                     485,523          35,437
                                                                   ------------    ------------
         Total current assets                                        16,691,119         285,647
     Property and equipment, at cost, net of accumulated
        depreciation and amortization                                 8,559,316          38,003

         Deposits and other assets                                      961,019         152,276
         Loan commitment fees, net                                    1,770,400         150,000
         Goodwill                                                    24,280,150              --
                                                                   ------------    ------------
Total assets                                                       $ 52,262,004         625,926
                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:

     Accounts payable and accrued expenses                         $  6,205,132         184,420

     Current installments of note payable                             7,687,094         574,502

     Convertible debentures                                          10,800,000              --
                                                                   ------------    ------------

         Total current liabilities                                   24,692,226         758,922
                                                                   ------------    ------------


Notes payable, less current installments                             14,821,622              --

Minority interest                                                       660,000              --
Shareholders' equity:
     Common stock - $.001 par value, authorized 500 million
         shares; issued 165,003,173 shares and 44,238,915 shares        165,003          44,238

     Preferred stock - $.001 par value, authorized 10,000,000
         shares; issued 2,090,000 shares                              4,100,000              --


     Additional paid in capital                                      16,949,633       3,081,750

     Accumulated deficit                                             (9,126,480)     (3,258,984)
                                                                   ------------    ------------

Total shareholders' equity                                           12,088,156        (132,996)
                                                                   ------------    ------------
                                                                   $ 52,262,004         625,926
                                                                   ============    ============

See accompanying notes to financial statements.

                               BIO-ONE CORPORATION

                            STATEMENTS OF OPERATIONS

                                         Three Months Ended                 Nine Months Ended
                                            September 30,                     September 30,
                                         2004            2003              2004            2003
                                     (UNAUDITED)      (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
                                    -------------    -------------    -------------    -------------
Revenues:

  Net sales                         $  10,467,162           20,220       26,068,340           20,220
                                    -------------    -------------    -------------    -------------

Costs and expenses:

  Cost of goods sold                    8,245,298            6,904       19,684,545            6,904
  Selling, general and
administrative                          1,282,870          375,731        4,336,079          691,659
                                    -------------    -------------    -------------    -------------

                                        9,528,168          382,635       24,020,624          698,563
                                    -------------    -------------    -------------    -------------


Operating income (loss)                   938,994         (362,415)       2,047,716         (678,343)

Non-operating revenue (expense):

  Depreciation  and amortization       (1,273,958)              --       (2,256,958)              --

  Interest expense                       (645,039)          (4,783)      (5,484,841)         (12,782)
                                    -------------    -------------    -------------    -------------

      Income (loss) before income
      taxes and minority interest        (980,003)        (367,198)      (5,694,083)        (691,125)


Minority interest                        (285,000)              --         (660,000)              --

Provision for income taxes                     --               --               --               --
                                    -------------    -------------    -------------    -------------

     Net loss                       $  (1,265,003)        (367,198)      (6,354,083)        (691,125)
                                    =============    =============    =============    =============


Basic loss per share                $       (0.01)           (0.01)           (0.08)           (0.02)
                                    =============    =============    =============    =============


Diluted loss per share              $       (0.01)           (0.01)           (0.08)           (0.02)
                                    =============    =============    =============    =============

Weighted average number of shares
outstanding                           123,220,514       41,421,450       83,070,780       33,899,201
                                    =============    =============    =============    =============

         See accompanying notes to financial statements.

                                 BIO CORPORATION

                             STATEMENT OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                     March 31,
                                                                               2004            2003
                                                                            (UNAUDITED)     (UNAUDITED)
                                                                           ------------    ------------
Cash flows from operating activities:                                      $ (6,527,496)       (691,125)
   Net loss
   Adjustments to reconcile net income to net cash provide by operating activities:
     Stock issued for services                                                       --          27,300
     Depreciation and amortization                                            2,256,958           5,990
     Value for beneficial conversion feature                                  4,560,000              --
      Changes in operating assets and liabilities, net of acquisitions:
      Account receivable                                                      1,233,382              --
      Inventories                                                                54,713         (14,109)
      Prepaid expense                                                           (62,368)             --
      Accounts payable and accrued expenses                                      59,088        (160,924)
      Deposits                                                                 (807,291)        (31,389)
                                                                           ------------    ------------
      Net cash used in operating activities                                     766,986        (864,257)
                                                                           ------------    ------------
Cash flows from investing activities:
   Purchase of property and equipment                                        (1,461,809)         (8,240)
   Cash paid for acquisitions                                               (15,800,000)             --
                                                                           ------------    ------------
         Net cash used in investing activities                              (17,261,809)         (8,240)
                                                                           ------------    ------------
Cash flows from financing activities:
   Proceeds from sale of common stock                                           485,000       1,278,257
   Proceeds (repayments) of note payable, stockholder                                --         (67,800)
   Proceeds from debentures                                                  14,500,000              --
   Proceeds from notes payable                                                5,000,000              --
   Payments for loan financing cost                                          (2,500,000)             --
                                                                           ------------    ------------
     Net cash provided by financing activities                               17,485,000       1,210,457
                                                                           ------------    ------------
     (Decrease) increase in cash and cash equivalents                           990,177         337,960

Cash and cash equivalents - beginning of period                                 210,021          14,742
                                                                           ------------    ------------
Cash and cash equivalents - end of period                                  $  1,200,198         352,702
                                                                           ============    ============

Supplemental disclosure of non cash financing and investing activities:

   During the first quarter of 2004, $3,000,000 of notes payable were Converted into common stock at approximately $.24 per share

   During the third quarter of 2004, $4,200,000 of notes payable were Converted into 64,821,300 shares of common stock

Supplemental disclosure of noncash investing activities:
   Fair value of assets acquired                                           $         --          99,387
   Liabilities assumed                                                               --              --
   Cash acquired                                                                     --              --

See accompanying notes to financial statements

                               BIO-ONE CORPORATION

                        I. NOTES TO FINANCIAL STATEMENTS



                               BIO-ONE CORPORATION


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
         ----------------------------------------------

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and results of operations and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.


(2)      INVENTORIES
         -----------

         Inventories consist of the following:

                                       SEPTEMBER 30, 2004   DECEMBER 31, 2004
                                         (UNAUDITED)           (UNAUDITED)
                                         -----------           -----------

            Finished goods               $10,257,577                23,537
                                         ===========           ===========


(3)      CONVERTIBLE DEBT
         ----------------

During the nine months ended September 30, 2004, the Company issued $15,000,000 of convertible notes with interest at 5%. The notes are convertible at a rate of 80% of the average of the lowest daily volume weighted average price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company recorded interest expense of approximately $4,560,000 as a result of discounts amortized relating to these notes. The notes were convertible for a period of 6 months after the effective date through September, 2004. The payment terms have been extended through an oral agreement with the note holder.

(4)      BASIS OF PRESENTATION
         ---------------------

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

OUR BUSINESS

         Bio-One is a holding company operating through subsidiaries acquired mostly this last year. Our success will be dependent on our ability to acquire companies in the nutritional supplement field and to effectively integrate their operations. Until our acquisition of the assets of Physicians Nutraceutical Laboratories, Inc. in September 2003, we had no operations, products, customers, suppliers, or marketing and sales distribution system. Since that time, we have acquired (i) 80% of the issued and outstanding capital stock of American Nutritional Exchange, (ii) all of the issued and outstanding capital stock of Interactive Nutrition Inc., (iii) 51% interest in a Chinese joint venture with Weifang Shengtai Pharmaceuticals, (iv) 80% of the issued and outstanding capital stock of Nutrition Sciences Corporation, (v) all of the issued and outstanding capital stock of Healthy Choices Concepts, and (vi) 51% of the issued and outstanding capital stock of ANI Distribution, Inc. We now have a total of approximately six hundred (600) employees through our subsidiary companies. We believe our acquisitions are based on a synergistic relationship between our portfolio companies. Our strategy will be dependent upon our successfully integrating the acquired businesses and to continue acquiring manufacturing, marketing and distribution companies currently engaged in various aspects of this industry.

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

         Not all product categories within nutritional supplements are of equal interest. While vitamin sales should not be overlooked, we believe that the real growth in the future is likely to be in products developed to address a particular health condition or to enhance general well-being. Bio-One intends to focus upon specialty supplements, which require scientific research and product development, but also command the industry's most attractive margins. Vitamins and other nutritional supplements are sold through multiple channels of distribution including: health food stores, drug stores, supermarkets, discount stores, direct mail, infomercials, and direct sales organizations.

         The domestic nutritional supplement industry is highly fragmented with a large number of small competitors involved in manufacturing and marketing vitamins and other nutritional supplement products to health food retailers and distributors. Many of these companies are relatively small businesses operating on a local or regional basis. With the acquisitions of the assets of Physicians Nutraceutical Laboratories, Inc., 80% of the capital stock of American Nutritional Exchange, Inc. all of the issued and outstanding capital stock of Interactive Nutrition, Inc. and the joint venture with Weifang Shengtai

Pharmaceuticals, we believe that we have the foundation to move forward with our business strategy. Our strategy is to increase sales and profits by acquiring companies, which we anticipate will allow us on a combined basis to become a recognized name in the growing vitamin and nutritional supplement field. We intend to meet these objectives by targeting additional companies which management believes are undervalued. We will rely on our consultant, Health Business Partners, as well as Armand Dauplaise, our President and Chief Executive Officer, and our directors for assistance in identifying prospective acquisition candidates and to conduct any required due diligence. We believe that companies that are typically family owned and are looking for an exit strategy or those family owned businesses where there are no family successors or the successors do not want to operate the business are prime acquisition candidates. In some cases we believe that we can offer portfolio companies, management expertise and a range of technology solutions that might not otherwise be available to them.

         On June 20, 2003, we entered into an agreement with Health Business Partners, pursuant to which Health Business Partners agreed to assist Bio-One in identifying acquisition candidates. Heath Business Partners is a merger and acquisition advisory firm specializing in the nutrition and customer healthcare industries. As an advisor, principal or general partner, Health Business Partners has been involved in more than 35 transactions in the nutrition and/or customer healthcare industries. Pursuant to the agreement, Bio-One is obligated to pay Health Business Partners $2,000 per day with a $6,000 cap per month and a success fee based upon the size of future acquisitions. Health Business Partners earned a success fee for the search and identification of the acquisitions of 80% of the issued and outstanding capital stock of American Nutritional Exchange, Inc. and all of the issued and outstanding capital stock of Interactive Nutrition Inc.

         Businesses acquired or formed by us are intended to have a synergistic relationship to one another. We acquired a manufacturer of nutritional supplements and powders to internalize, as much as possible, the manufacturing needs of our portfolio companies. We acquired a distributor of nutritional supplement products and expanded the distribution area through acquisition in order to distribute products manufactured and developed by our portfolio companies. We formed direct mail, infomercial and direct to consumer companies to service our portfolio companies. In all cases we anticipate that our portfolio companies will provide services to independent customers and clients and are, or will become self-sustaining.

         We intend to acquire businesses that are, for the most part, self-sustaining and can finance growth from internal resources or locally financed debt. Except where there are significant increases in business generated through inter-company transactions, we do not expect to make further contributions of capital to our portfolio companies.

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

         Nutritional supplements are natural, nutritional, biologically active materials formulated to provide specific health benefits to humans. Nutritional supplements are biologically active materials, derived from plant, microbial or animal sources, which are formulated to provide specific health and productivity benefits including, but not limited to, functional foods, fermented foods, phytochemicals, microbial feed additives, probiotics, herbal products, vitamins and health supplements.

         Bio-One's focus is to market products in the nutritional supplement industry that are manufactured by its wholly owned subsidiary. We intend to vertically integrate production, marketing, and distribution.

PNLABS, INC.

         On September 11, 2003, our wholly-owned subsidiary, PNLabs, Inc., consummated the acquisition of the assets of Physicians Nutraceutical Laboratories, Inc. The purchased assets, valued at $108,000, included inventory, accounts receivable, office furniture, the rights to 5 products and all rights to the operating business. The consideration given for the purchase of the assets of Physicians Nutraceutical Laboratories was a five-year, 5% royalty on all monthly net sales of PNLabs and committed us to immediately provide $50,000 for working capital. Further, pursuant to our agreement with Physicians Nutraceutical Laboratories, up to an additional $1.4 million of development capital may be committed depending on future operating results. The $1.4 million of development capital was at the rate of $50,000 per month from September through December 2003. It is now at the rate of $50,000 per month through December 2004, subject to the business operating according to its projections for revenues and profits. The development capital is being allocated to develop products distribution channels for direct mail, infomercials, e-commerce, retail, radio, and a physician's network. There is no negative financial or legal implication to Bio-One if we do not meet the $1.4 million capital referenced above. PNLabs markets five products. We intend to continue to market these five products as well as add new products, and further develop a comprehensive marketing plan for all of our products.

MANUFACTURING

         We have acquired a manufacturing facility pursuant to our acquisition of Interactive Nutrition, which should allow us to produce our vitamins and supplements, as well as manufacture products and increase our revenues by offering services to third party distributors who market nutritional supplements. Interactive Nutrition is a manufacturer and distributor of branded, specialty nutritional supplements, which are currently marketed in the United States, Canada and Hong Kong. Interactive Nutrition specializes in providing research, development and custom formulation of premium nutritional supplement private-label formulas, including over-the-counter, pharmaceutical grade, private-label formulations. Interactive Nutrition's products include: SoyOne(TM) Protein for Women, SoyOne(TM) Nutrition Bars, ISOWhey(TM) Protein Powder, Creative Blast(TM) and Total Whey. Interactive Nutrition is a Current Good Manufacturing Practices manufacturer. Interactive Nutrition operates in a 40,000 square-foot facility in Ottawa, Canada. The 75-employee business continues to be operated with its original management team. Interactive Nutrition operates under strict standards enacted by the Government of Canada for manufacturers of nutritional supplements.

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

MARKETING

         We now have marketing, sales and distribution systems in place within each of our subsidiaries. The following discussion is predicated upon us generating significant revenues and raising additional capital to fully implement our vertical integration strategy. Through each of our subsidiaries, we now have a sales and marketing/customer service department dedicated to selling our services, products and technologies in the nutritional supplement industry.

         The primary markets for our products and services are in the preventive and alternative healthcare fields. Preventive and alternative healthcare programs and systems establish very specific requirements in helping improve and maintain an individual's health. We believe that the market is global and growing rapidly. As nutritional supplements use combined with preventive and alternative healthcare become more readily accepted, we believe physicians and other healthcare providers will be targeted for marketing purposes.

DEPENDENCE ON NEW PRODUCTS

         Our ability to grow will be somewhat dependent upon the success of our acquisitions integration program and our ability to introduce new and innovative products into such markets. We will attempt to introduce additional products in our existing markets from time to time. The success of new products is subject to a number of conditions, including developing products that will appeal to customers and comply with existing regulations at the time of introduction.

COMPETITION

         Management of Bio-One believes that competition in our principal markets and the private label market is intense and fragmented. We are in the process of continually developing our marketing strategies and product lines and expect that both will involve an ever-changing and evolving process. We will continually attempt to competitively price our products, provide superior quality products, and achieve success through attentive and efficient customer service and effective marketability strategies. We believe that there are many well-established competitors with greater financial resources, as well as new market entrants in the nutritional supplement industry.

         NBTY is the industry leader with $1.2 billion in annual sales. Less than twenty (20) companies are realizing annual revenues in excess of $100 million, including: Leiner Health Products, American Home Products, Pharmavite and Nutraceutical according to the Nutrition Business Journal.

TRADEMARKS

PROPRIETARY PROTECTION

         Our business prospects depend upon our ability to capitalize on favorable consumer recognition of our trade names. Except for the trademarks held by our recent acquisitions, we do not currently hold any other trademarks. However, as we continue to pursue our vertical integration strategy, we intend to rely on trademarks obtained from our acquired companies. In addition, we anticipate that we will also rely on trade secrets and proprietary know-how, and employ various methods to protect our concepts. Unlike pharmaceutical products that rely on specific combinations of drugs and chemicals, patents cannot protect. However, management believes that simply knowing the ingredients of a nutritional supplement product does not mean that other manufacturers can duplicate the product.

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

         Although the dietary supplement industry is not subject to regulation by the FDA and local authorities, dietary supplements, including vitamins, minerals, herbs and other dietary ingredients, now have been statutorily affirmed as a "food." Dietary supplement companies are authorized to make substantiated statements of nutritional support and, subject to several possible limitations, to manufacture and market substantiated safe dietary supplement products without FDA pre-clearance. Failure to comply with applicable FDA requirements can result in sanctions being imposed on Bio-One or the manufacturers of any of our other products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

         Compliance with applicable FDA and any state or local statutes is crucial. Although we believe that we are in compliance with applicable statutes, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation.

         The FDCA has been amended several times with respect to dietary supplements, most recently by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA was enacted on October 15, 1994. It provides a statutory framework governing the composition and labeling of dietary supplements. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, dietary supplements are generally excluded from the legal definition of "food additive." With respect to composition, DSHEA created a new class of "dietary supplements", consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. On the other hand, a new dietary ingredient (one not lawfully on the market before October 15, 1994) requires proof that it has been present in the food supply as an article used for food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The FDA must be supplied with such evidence at least seventy-five (75) days before the initial introduction into interstate commerce use of a new dietary ingredient. The FDA may not accept the evidence of safety for any new dietary ingredients that we may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as adulterated until such time as reasonable expectation of safety for the ingredient can be established to the satisfaction of the FDA.

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

         Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act ("FTCA"). Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertising pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Pursuant to this FTC requirement, we are required to have adequate substantiation of all material advertising claims made for its products. Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

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

RESEARCH & DEVELOPMENT

         In order to stay competitive, we must periodically introduce new products. This involves research and development. To the extent that we have sufficient capital, we intend to actively pursue the research, development, manufacture and distribution of nutritional supplements.

OUR ACQUISITION STRATEGY

         We intend to continue developing as a vertically integrated company in the nutritional supplement industry. In furtherance thereof, we believe the acquisition of the assets of Physicians Nutraceutical Laboratories, 80% of the capital stock of American Nutritional Exchange, Inc., the stock of Interactive Nutrition Inc., our 51% interest in our Chinese joint venture and ANI Distribution's (our 51% owned subsidiary) acquisition of the assets of Florida Sport Nutrition Distributors, Inc. represents the first steps in our strategy. We intend to continually seek to acquire additional manufacturing, distribution and marketing companies that we believe have the ability to profitably operate their business and whose revenues can be increased by means of improved operating efficiencies in a vertically integrated company. We may seek to acquire companies with lower earnings, if management believes that the products, facilities, management or mix will fit within our overall objective to become a leader in the nutritional supplement industry. We intend to seek opportunities which we believe have the potential of long-term growth as opposed to short-term earnings.

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

ACQUISITION CRITERIA

         Health Business Partners assists Bio-One management in identifying acquisition candidates. Health Business Partners is a merger and acquisition advisory firm specializing in the nutrition and customer healthcare industries. As an advisor, principal or general partner, Health Business Partners has been involved in more than 35 transactions in the nutrition and/or customer healthcare industries. Management intends to consider, among other factors, the following in targeting a business, which are not listed in any particular order:

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

         If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to target those companies where an exemption from registration would be available; however, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale could depress the price of our common stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of present shareholders.

CODE OF ETHICS

         Bio-One has adopted a formal code of ethics that applies to our principal executive officer, principal accounting officer, all other officers, directors and employees. This code of ethics is filed with the Securities and Exchange Commission as an exhibit to our 10KSB for the fiscal year ended December 31, 2003.

RECENT DEVELOPMENTS

         On August 3, 2004 Bio-One appointed Bob Ramsey as vice president of operations. He is a veteran in operations and merchandising who will be responsible for expanding sales and marketing in Bio-One's North American operations including PN Labs, American Nutritional, ANI Distribution, Interactive Nutrition International, Nutrition Sciences Corporation and Healthy Choices Concepts. Mr. Ramsey has extensive background in strategic merchandising, marketing and operations which will help us achieve the goals of building our business and generating shareholder value. He has served as executive vice president for retail and eCommerce development at S. Freedman & Sons; has held senior operational and marketing positions with a number of companies including Beverage Club, Inc., Cosmetic Center, Inc., Dart Group and Drug Emporium. His experience includes expansion of new stores in mass-market large box retail, marketing and advertising at a national and regional level, and the development and launch of Internet marketing programs.

         On July 20, 2004, Bio-One entered into a letter of intent to acquire a 51% interest in a Chinese herbal medicine company in Henan Province. The company is an integrated business that includes Chinese herbal medicine, nutrition products, drugs and medical devices. Their distribution channels are to agencies, wholesalers, retailers, hospitals, and direct to consumers. Consummation of this transaction is contingent on certain conditions, including, but not limited to, obtaining certified audits in accordance with U.S. G.A.A.P., legal due diligence, obtaining approval from the Peoples Republic of China and completing the required documentation to close the transacion.

         On June 21, 2004, Bio-One's 51%-owned subsidiary, ANI Distribution, Inc. acquired the assets of Florida Sport Nutrition Distributors, Inc. The terms of the acquisition included a cash payment of $175,000 and a promissory note in the amount of $175,000. The promissory note provides for the payment of the balance of the purchase price in eight consecutive quarterly installments of $32,875 with the first payment to be made 3 months following the date of closing. No interest is payable on the notes when not in default. Florida Sport Nutrition Distributors is a Tampa, Florida-based wholesale distributor of nationally branded nutritional supplements. The company's distribution channels include retailers representing independents, large and small chain vitamin outlets, health clubs and convenience stores. As part of the transaction, Bio-One assumed $216,000 of liabilities from Florida Sport Nutrition Distributors.

         On June 10, 2004, we formed Healthy Choices Concepts, in which we own 100% of the issued and outstanding shares of capital stock. Healthy Choices Concepts was formed to provide infomercial and direct to consumer solutions to our portfolio companies, sell its own products and be a vendor of infomercial marketing programs and direct to consumer solutions to independent clients. We have undertaken to fund Healthy Choices Concepts to a maximum amount of $250,000. To date, we have funded Healthy Choices Concepts to the extent of $97,000. Healthy Choices Concepts is in the formation stage.

         On June 1, 2004, Bio-One entered into a letter of intent to acquire a 51% interest in a Chinese herbal medicine company in Guangzhou Province. The company is an integrated business that includes research and development, manufacturing, sales and marketing. Consummation of this transaction is contingent on certain conditions, including, but not limited to, obtaining certified audits in accordance with U.S. G.A.A.P., legal due diligence, obtaining approval from the Peoples Republic of China and completing the required cocumentation to close the transacion.

         On April 15, 2004, we formed ANI Distribution, Inc. in which we own 51% of the issued and outstanding shares and the principals of American Nutritional Exchange, Inc. own 49% of the issued and outstanding shares. ANI Distribution was formed to acquire distributors of nutritional supplements and related products in areas outside of the distribution area of American Nutritional Exchange. We will fund ANI Distribution only to the extent that it acquires distribution companies. Acquisitions are expected to be self sustaining. ANI Distribution is managed by the principals of American Nutritional Exchange as part of its overhead structure.

         In April 2004, we formed Nutrition Sciences Corporation, in which we own 80% of the issued and outstanding shares of capital stock and the senior manager of that company owns 20% of the issued and outstanding shares of capital stock. Nutrition Sciences was formed to provide direct mail solutions to our portfolio companies, sell its own products and be a vendor of direct mail solutions to independent clients. We have undertaken to fund Nutrition Sciences to a maximum amount of $550,000. To date, we have funded Nutrition Sciences to the extent of $303,000. Nutrition Sciences generates its revenues from sales of its own products and by projects from portfolio companies. Currently Nutrition Sciences has developed two products, Activene to address fatigue and enhance energy; and Prostia, to address men's prostate health; and has additional products under development.

         On April 4, 2004, we consummated a joint venture transaction with Weifang Shengtai Pharmaceuticals Co. Ltd., a company organized under the laws of the People's Republic of China and located in Changle County, Shandong Province. Pursuant to the Joint Venture Agreement, we acquired 51% of the joint venture entity with Weifang Shengtai Pharmaceuticals for a cash payment equal to $2,000,000 and 2,090,000 shares of our Series A Preferred Stock priced at $2.00 per share. Weifang Shengtai Pharmaceuticals is a manufacturer and distributor of glucose in China. Their product distribution is conducted through direct sales from their sales department and sales branches with offices in nine major cities and is a supplier of glucose to many of China's major pharmaceutical companies. In January, Shengtai moved into their newly constructed 35-acre facility. The 450-employee business continues to be operated with its original management team.

         On March 31, 2004, we consummated the acquisition of all the issued and outstanding capital stock of Interactive Nutrition Inc., a company organized under the laws of Canada. Pursuant to a Share Purchase Agreement, we acquired all of the issued and outstanding capital stock of Interactive Nutrition for an aggregate purchase price of C$30,000,000. We issued a Convertible Promissory
Note in the principal amount of C$15,000,000, which we are obligated to pay 57 consecutive monthly installments of C$263,158 commencing on July 1, 2004. Interactive Nutrition is a manufacturer and distributor of branded, specialty nutritional supplements, which are currently marketed in the United States, Canada and Hong Kong. Interactive Nutrition specializes in providing research, development and custom formulation of premium nutritional supplement private-label formulas, including over-the-counter, pharmaceutical grade, private-label formulations. Interactive Nutrition's products include: SoyOne(TM) Protein for Women, SoyOne(TM) Nutrition Bars, ISOWhey(TM) Protein Powder, Creative Blast(TM) and Total Whey. Interactive Nutrition is a Current Good Manufacturing Practices manufacturer. Interactive Nutrition operates in a 40,000 square-foot facility in Ottawa, Canada. The 75-employee business continues to be operated with its original management team.

         As of March 31, 2004, we issued a Secured Convertible Debenture in the principal amount of $15 million. The convertible debenture is convertible into shares of our common stock at a price per share that is equal to the lesser of
(i) an amount equal to $0.75 or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 7 months and is secured by the assets of Bio-One and a second position security interest in the assets of Interactive Nutrition Inc. At Bio-One's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. The original payment terms were $1,000,000 per week for five weeks commencing after May 1, 2004, resuming after July 1, 2004 and after September 1, 2004. These payment terms have been extended through an oral agreement with Cornell Capital Partners. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of Bio-One in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of Bio-One. As of November 1, 2004 $4.2 million had been repaid through proceeds under the Standby Equity Distribution Agreement.

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

         On February 4, 2004, Bio-One consummated a stock acquisition with American Nutritional Exchange, Inc., a Florida corporation. Pursuant to the Stock Purchase Agreement, Bio-One purchased shares of American Nutritional capital stock representing 80% of the votes of all issued and outstanding shares of American Nutritional capital stock for: (1) a purchase price in an amount equal to $1,000,000 payable in installments and (2) a credit line to be made available to American Nutritional in the principal amount of $1,000,000, which may be drawn down by American Nutritional in traunches during 2004. Pursuant to the Stock Purchase Agreement, Bio-One is entitled to receive 30% of any future distribution of profits of American Nutritional and/or 30% of any future distribution of proceeds from a sale of American Nutritional. American Nutritional is a Florida-based business that is a wholesale distributor of nationally branded nutritional supplements. American Nutritional sells nutritional supplement products to retail stores representing independents, large and small chain vitamin outlets, health clubs and convenience stores throughout the Southeast United States. American Nutritional has achieved distribution rights with approximately 25 of the manufacturers of nutritional brands in the natural products industry. The 35-employee business continues to be operated with its original management team.

EMPLOYEES

         We currently have approximately six hundred (600) employees employed within our subsidiaries and China joint venture. We are currently reviewing our personnel needs for the remainder of 2004 and beyond. As of the date hereof, we anticipate hiring additional employees, which would include management, marketing and support staff.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the audited Financial Statements included in our Form 10-KSB for the fiscal year ended December 31, 2003.

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

SECURITIES AND EXCHANGE COMMISSION INQUIRY

         The Company has received requests from the SEC's Division of Enforcement for certain documents and information, including documents regarding recent and prospective acquisitions and business arrangements with certain companies, prospective investors, recent issuances of Company securities, and financial statements with respect to recent acquisitions. The Company is responding to the SEC staff's document requests and inquiries and intends to continue to cooperate.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004, AS COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

         NET SALES. For the three months ended September 30, 2004, we had net sales of $10,467,162, as compared to net sales of $20,220 for the three months ended September 30, 2003, an increase of $10,446,942. This increase is attributable to the continuing revenues generated by our subsidiaries, most of which were acquired in fiscal 2004.

         COST OF GOODS SOLD. For the three months ended September 30, 2004, we had cost of goods sold of $8,245,298, as compared to cost of goods sold of $6,904 for the three months ended September 30, 2003, an increase of $8,238,394 or 1193%. This increase is attributable to the operations of our subsidiaries in 2004 for costs incurred in connection with the manufacturing, marketing and sales of their nutritional supplement products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2004, we incurred selling, general and administrative expenses of $1,282,870 as compared to selling, general and administrative expenses of $375,731 for the three months ended September 30, 2003, an increase of $907,139 or 241%. This increase is primarily attributable to the operations of our subsidiaries. PNLabs, Inc., American Nutritional Exchange, Inc. Interactive Nutrition International, Inc., Weifang Shengtai Pharmaceuticals Co., Ltd., ANI Distribution, Inc. and Nutrition Services Corp. and included employees compensation, rents, utilities, products distribution, insurance, legal and accounting fees.

         OPERATING INCOME. For the three months ended September 30, 2004, we had operating income of $938,994, as compared to an operating loss of $362,415 for the three months ended September 30, 2003, an improvement of $1,301,409 or 359%. This improvement is attributable to the performance of our subsidiaries, most of which were acquired during fiscal year 2004.

         NET LOSS. For the three months ended September 30, 2004, we incurred a net loss of $1,265,003 as compared to a net loss of $367,198 for the three months ended September 30, 2003, an increase of $897,805 or 245%. This increase is attributable to the Company recording depreciation and amortization of $1,273,958, interest expense of $645,039 and reserves for minority interests totaling $285,000. During the nine months ended September 30, 2004, the Company issued $15,000,000 of convertible notes with interest at 5%. For the three months ended September 30, 2004, the Company recorded interest expense of approximately $645,000 as a result of discounts amortized relating to these notes. The notes are convertible for a period of 6 months after the effective date through September, 2004.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004, AS COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

         NET SALES. For the nine months ended September 30, 2004, we had net sales of $26,068,340, as compared to net sales of $20,220 for the nine months ended September 30, 2003, an increase of $26,048,120. This increase is attributable to the continuing revenues generated by out subsidiaries most of which are acquired in fiscal 2004.

         COST OF GOODS SOLD. For the nine months ended September 30, 2004, we had cost of goods sold of $19,684,545, as compared to cost of goods sold of $6,904 for the nine months ended September 30, 2003, an increase of $19,677,641. This increase is attributable to the operations of our subsidiaries, in 2004 for costs incurred in connection with the manufacturing, marketing and sales of their nutritional supplement products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 2004, we incurred selling, general and administrative expenses of $4,336,079, as compared to selling, general and administrative expenses of $691,659 for the nine months ended September 30, 2003, an increase of $3,644,420 or 527%. This increase is primarily attributable to the operations of our subsidiaries, PNLabs, Inc., American Nutritional Exchange, Inc., Interactive Nutrition International, Inc., Weifang Shengtai Pharmaceuticals Co. Ltd., ANI Distribution, Inc. and Nutritional Sciences Corp. and included employees compensation, rents, utilities, products distribution, insurance, legal and accounting fees.

         OPERATING INCOME. For the nine months ended September 30, 2004, operating income of $2,047,716, as compared to an operating loss of $678,343 for the nine months ended September 30, 2003, an improvement of $2,726,059 or 402%. This improvement is attributable to the performance of our subsidiaries, most of which were acquired during fiscal year 2004.

         NET LOSS. For the nine months ended September 30, 2004, we incurred a net loss of $6,354,083 as compared to $691,125 for the nine months ended September 30, 2003, an increase of $5,662,958 or 819%. This increase is primarily attributable to the Company recording interest expense of approximately $5,484,841 as a result of the amortization of discounts relating to a $5 million secured promissory note and a $15 million secured convertible debenture incurred in 2004, depreciation and amortization of $2,256,958 and reserves for minority interests totaling $660,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, we had cash and other current assets totaling $16,691,119, as compared to $285,647 as of September 30, 2003. The significant increase in our cash position is directly attributable to our decision to draw down a portion of a previous Equity Line of Credit, dated July 25, 2002 with Cornell Capital Partners, the sale of a Secured Convertible Debenture in the principal amount of $15 million, each discussed below, and the acquisition of our subsidiaries.

         As of September 30, 2004, we had approximately $8,559,316 in property and equipment, as compared to $38,003 as of September 30, 2003. As of September 30, 2004, our total current liabilities were $24,692,296, consisting primarily of accounts payable and accrued expenses of $6,205,132, current installments of a note payable of $7,687,094 and a convertible debenture balance of $10,800,000. As of September 30, 2004 we had a working capital deficit of $8,001,107.

         On March 26, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $50 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital Partners will purchase shares of common stock of Bio-One for 100% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $50 million. The maximum of each advance is equal to $525,000 and up to a maximum of $2,100,000 in any thirty-day period. As of September 30, 2004 we have received $10,700,000 under the Standby Equity Distribution Agreement.

         On February 5, 2004, Bio-One executed a Secured Promissory Note payable to Cornell Capital Partners in the principal amount of $5,000,000. The Secured Promissory Note accrued interest at an annual rate of 12% and was payable out of cash of Bio-One or out of the net proceeds received by Bio-One under our previous Equity Line of Credit Agreement, dated July 25, 2002, with Cornell Capital Partners. Bio-One must pay all amounts due under the Promissory Note by August 3, 2004, regardless of the availability of proceeds under the Equity Line of Credit. The Promissory Note was secured by all of the assets of Bio-One. As of June 30, 2004 this Promissory Note had been repaid in full.

         As of March 31, 2004, we issued a Secured Convertible Debenture in the principal amount of $15 million with Cornell Capital Partners. The convertible debenture is convertible into shares of our common stock at a price per share that is equal to the lesser of (i) an amount equal to $0.75 or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 7 months and is secured by the assets of Bio-One and a second position security interest in the assets of Interactive Nutrition Inc. At Bio-One's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. The original payment terms were $1,000,000 per week for five weeks commencing after May 1, 2004, resuming after July 1, 2004 and after September 1, 2004. These payment terms have been extended through an oral agreement with Cornell Capital Partners. Except after an event of default, as set forth in the Secured Convertible Debenture the holder shall not be entitled to convert such debenture for a number of shares of common stock of Bio-One in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of the outstanding shares of common stock of Bio-One. As of November 1, 2004 $4.2 million had been repaid through proceeds under the Standby Equity Distribution Agreement.

         As of September 30, 2004, we estimate that during the next twelve months we will require $1,000,000 to fund our current subsidiaries development, $1,800,000 to fund our anticipated corporate operating expenses, and approximately $15,000,000 to fund our expansion plans. On October 15, 2004 Bio-One signed a term sheet for a secured revolving credit and term loan facility of up to $15,000,000 to be used to repay existing indebtedness and for future working capital purposes. On October 9, 2004 Bio-One signed a term sheet for a $10 million mezzanine credit facility in connection with our proposed acquisition of certain business targets and the expansion of the business and working capital. We are currently in the due diligence phase with each, and if approved, would lead to a closing of both transactions prior to December 31, 2004. Both of the credit facilities would be secured by a first and second priority lien on all existing and future assets of Bio-One.

         As of November 1, we believe we have sufficient cash to operate for approximately three to six months.

CERTAIN BUSINESS RISK FACTORS

         We are subject to various risks, which may have a material adverse effect on our Company's business, financial condition and results of operations. Certain risks are discussed below:

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $3,258,984 as of December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, we incurred a net loss of $1,383,112, $609,761 and $677,150, respectively. For the nine months ended September 30, 2004, we incurred a net loss of $6,354,083. We cannot predict the amount of revenues we may generate as a result of our recent acquisitions. Consequently, we will in all likelihood, have to rely on external financing for our capital requirements. Future losses may occur unless we continue to successfully implement our business plan, which calls for us to secure both debt and equity financing while continuing to aggressively pursue acquisitions and/or joint ventures with companies in the nutritional supplement industry. If we are not successful in maintaining profitable operations, we may not be able to attract sufficient capital to fully continue our operations. Our inability to obtain adequate financing could result in the need to curtail or cease business operations and would likely result in a lower stock price.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We have relied on significant external financing to fund our operations. As of September 30, 2004, we had received a total of $6.5 million under our previously existing Equity Line of Credit that we entered into July 25, 2002 with Cornell Capital Partners. We received these proceeds in fiscal years 2002, 2003 and 2004. As of September 30, 2004, we had received a total of $4.2 million under our new SEDA. Prior to our previously existing Equity Line of Credit, our officers and directors advanced us approximately $70,000 in 2002 during a period in which we had approximately $20,000 in revenues. As of September 30, 2004, we had $1,200,198 in cash and cash equivalents and our total current assets were $16,691,119. Our current liabilities were $24,692,226 as of September 30, 2004. We will need to raise additional capital to fund our anticipated business development and future acquisitions. Unless we continue profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of September 30, 2004, we estimate that during the next 12 months we will require $2,000,000 to fund our anticipated corporate operating expenses, $1,000,000 to fund certain subsidiaries development and approximately $15,000,000 to fund our acquisitions plans. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing could result in the need to limit business operations. Any of these events could be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing could result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE CANNOT PREDICT THE OUTCOME OF THE SEC INQUIRY

         The Company has received requests from the SEC's Division of Enforcement for certain documents and information, including documents regarding recent and prospective acquisitions and business arrangements with certain companies, prospective investors, recent issuances of Company securities, and financial statements with respect to recent acquisitions. The Company is responding to the SEC staff's document requests and inquiries and intends to continue to cooperate. However, the Company cannot predict the duration or outcome of the SEC's inquiry or whether the inquiry will have a material, adverse effect on the Company and its business plan.

WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE BUSINESSES OF OUR 2004 ACQUISITIONS

         On September 11, 2003, our wholly-owned subsidiary, PNLabs, Inc., acquired substantially all of the assets of Physicians Nutraceutical Laboratories, Inc. The purchased assets included, among other things, the rights to market the 5 products marketed by Physicians Nutraceutical Laboratories and all rights to the operational business of Physicians Nutraceutical Laboratories. On February 4, 2004, we acquired shares of American Nutritional Exchange, Inc. representing 80% of the votes of all issued and outstanding shares of American Nutritional Exchange. American Nutritional Exchange is a wholesale distributor of nationally branded nutritional supplements. On March 31, 2004, we acquired all of the issued and outstanding capital stock of Interactive Nutrition, Inc. Interactive Nutritional is a manufacturer and distributor of branded, specialty nutritional supplements, which are currently marketed in the United States, Canada and Hong Kong. On April 4, 2004, we acquired a 51% interest in Weifang Shengtai Pharmaceuticals Co. Ltd., a Chinese joint venture. Weifang Shengtai Pharmaceuticals is a manufacturer and distributor of glucose in China. In April 2004, we formed Nutrition Sciences Corporation, in which we own 80% of the issued and outstanding capital stock. Nutrition Sciences was formed to provide direct mail solutions to our portfolio companies, sell its own products and be a vendor of direct mail solutions to independent clients. On April 15, 2004 we formed ANI Distribution, Inc. in which we own 51% of the issued and outstanding capital stock. ANI Distribution was formed to acquire distributors of nutritional supplements and related products in areas outside of the distribution area of American Nutritional Exchange. On July 20, 2004, ANI Distribution acquired the assets of Florida Sport Distributors, Inc., a wholesale distributor of nationally branded nutritional supplements. On June 10, 2004 we formed Healthy Choices Concepts, in which we own all of the issued and outstanding shares of capital stock. Healthy Choices Concepts was formed to provide infomercial and direct to consumer solutions to our portfolio companies, sell its own products and be a vendor of infomercial and direct to consumer solutions to independent clients.

         We may fail to successfully market our products and/or integrate the operations of Physicians Nutraceutical Laboratories, American Nutritional Exchange, Interactive Nutrition, Weifang Shengtai Pharmaceuticals, Nutrition Sciences, ANI Distribution or Healthy Choices Concepts. The integration of our new operations could place an increasing strain on our management and financial resources

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         Our common stock is traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the nutritional supplement industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock in September 2004 was 3,540,968 shares. The high and low bid price of our common stock for the last two years has been $0.40 and $0.03, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED THROUGH DEBT, EQUITY OR UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT AND THE PRICE OF OUR COMMON STOCK MAY AFFECT OUR ABILITY TO DRAW DOWN ON THE STANDBY EQUITY DISTRIBUTION AGREEMENT

         Currently, we are dependent upon external financing to fund the future development of our operations. Our financing needs are expected to be provided through debt, equity or by our Standby Equity Distribution Agreement. The amount of each advance under the Standby Equity Distribution Agreement is subject to a maximum amount equal to $525,000 and up to an aggregate maximum advance amount equal to $2,100,000 in any thirty-calendar-day period. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

         In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $0.04, we would have to issue to Cornell Capital Partners more shares of our common stock than we have authorized in order to draw down the entire $50 million available to us under the Standby Equity Distribution Agreement. We registered 250,000,000 shares of our common stock under the Standby Equity Distribution Agreement in a registration statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on May 11, 2004. Our Articles of Incorporation currently authorize Bio-One to issue 500 million shares and, as of September 30, 2004, we had 165,003,173 shares of common stock issued and outstanding. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement after we have issued the 250,000,000 shares that were registered with the Securities and Exchange Commission, we will have to file a new registration statement to cover such additional shares that we would issue for additional draw downs on the Standby Equity Distribution Agreement. Unless we maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to limit the development of our business operations.

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

WE COULD FAIL TO CONTINUE TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of Armand Dauplaise, our President and Chief Executive Officer, Bob Ramsey our Vice President of Operations and Bernard Shinder our Chief Financial Officer. Mr. Dauplaise and Mr. Shinder have been instrumental in securing our existing financing arrangements. In addition, Mr. Dauplaise's efforts resulted in the consummation of our recent acquisitions. Mr. Dauplaise is also primarily responsible for identifying additional acquisition candidates with the assistance of Health Business Partners LLC and undertaking due-diligence investigations. Mr. Dauplaise receives a salary of $240,000 per year and a car allowance pursuant to his employment agreement with Bio-One. The employment agreement is for one year and is renewable annually. The loss of the services of Mr. Dauplaise could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Dauplaise. Mr. Ramsey receives a salary of $150,000 per year. Mr. Shinder receives compensation of $180,000 per year. In addition, in order to continue to implement our business strategy, we believe that we will need to attract and retain a Director of Marketing, an Information Technology Officer and additional administrative support staff as our company grows.

WE MAY BE UNABLE TO MANAGE GROWTH

         Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

         o Respond to the needs of an operating business and be able to continue integrating management and controls with our recent acquisitions; and

         o Attract and retain qualified personnel, as well as, develop, train and supervise management-level and other employees.

         If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

THE ISSUANCE OF PREFERRED STOCK MAY ENTRENCH MANAGEMENT OR DISCOURAGE A CHANGE OF CONTROL

         Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company or, alternatively, granting the holders of preferred stock such rights as to entrench management. We currently have 2,090,000 shares of Series A Preferred Stock outstanding. On September 30, 2004, we filed a definitive proxy statement asking shareholders to vote on several proposals, including a proposal to amend our Articles of Incorporation to increase the authorized preferred stock of Bio-One to 50,000,000. If the holders of our common stock desired to remove current management, it is possible that our Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors.

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

OUR INDUSTRY IS SUBJECT TO GOVERNMENT REGULATION

         The manufacturing, processing, formulation, packaging, labeling and advertising of vitamins and other nutritional products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. Our operations are subject to governmental regulation in the jurisdictions in which they operate. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

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

THE MANUFACTURE AND DISTRIBUTION OF VITAMINS AND OTHER NUTRITIONAL SUPPLEMENTS COULD RESULT IN PRODUCT LIABILITY CLAIMS

         We, like any other retailer, distributor and manufacturer of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We do not anticipate obtaining contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions. Our subsidiaries currently have product liability insurance in the amount of $2,000,000 or more. Our current product liability insurance may not be adequate to protect us in the event of a claim. In the event our insurance is not adequate, we could be forced to curtail or cease our business operations.

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

ANY FUTURE ACQUISITIONS MAY HAVE TO DEVELOP NEW PRODUCTS IN ORDER TO KEEP PACE WITH CHANGING CONSUMER DEMANDS

         The nutritional supplement industry is highly competitive and characterized by changing consumer preferences and continuous introduction of new products. Our goal is to expand our portfolio of nutritional supplement products through acquisition of existing companies and/or products serving niche segments of the industry. New products may be introduced in a timely and regular basis to maintain distributor and consumer interest and appeal to varying consumer preferences.

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

ITEM 3.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

         (c) None.

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

31.1               Certification Pursuant to Section 302                Provided herewith

31.2               Certification Pursuant to Section 302                Provided herewith

32.1               Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith

32.2               Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith


         (B)      REPORTS ON FORM 8-K.

         On November 2, 2004, the Company filed an amendment to a Current Report on Form 8-K with respect to Items 2.01 and 9.01, respectively.

         On November 3, 2003, the Company filed an amendment to a Current Report on Form 8-K with respect to Items 2.01 and 9.01, respectively.

         On November 5, 2004, the Company filed an amendment to a Current Report on Form 8-K with respect to Items 2.01 and 9.01, respectively.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 2004          BIO-ONE CORPORATION

                                   By:  /s/ Armand Dauplaise
                                        --------------------
                                        Armand Dauplaise
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and
                                        Principal Accounting Officer